Form 10-Q
period 1996-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1996-11-04
CIK 842906

                                      [LOGO]




                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                   (For The Nine Months Ended March 31, 1996)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 9 months ended                                      Commission File No:
March 31, 1996                                                        0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                      I.R.S. Employer No:
   DELAWARE                                                         13-3495199

                     Address of Principal Executive Officer:
                               418 Preston Street
                                 Ottawa, Ontario
                                 Canada, K1S 4N2

                          Telephone No.: (613) 563-4073

Registrant has filed all reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.:
                                       YES

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                        Nine months ended March 31, 1996



                                      INDEX

                                                                       PAGE

PART 1    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, March 31, 1996                                 1

          Statement of Income - March 31, 1996                          2

          Statement of Cash Flows, March 31, 1996                       3

          Statement of Stockholder's Equity                             4

          Notes to Financial Statements                                 5 to 17

ITEM 2    Management's Discussion and Analysis
          of the Statement of Income                                   18 to 20

PART 11   Other Information - Items 1 to 6                             21 to 22

          Signatures                                                   23

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                            MARCH 31          JUNE 30      MARCH 31        JUNE 30
                                                                 NOTE          1996             1995          1995           1994
                                                                           (UNAUDITED)       (AUDITED)    (UNAUDITED)     (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 $               $             $               $
CURRENT ASSETS
Bank                                                                            ---            59,764         ---          243,004
Accounts Receivable                                                           759,168         461,650        703,917       261,672
Prepaid Expenses                                                              174,194         186,839        131,814       130,191
Construction work in process                                                  966,595          58,725        156,666        72,014
Current portion of notes receivable                                           317,944         302,502        288,523       283,607
                                                                           ----------      ----------     ----------    ----------
                                                                            2,217,901       1,069,480      1,280,920       990,488
BAKERIES HELD FOR RESALE                                                      425,374         546,214        622,868       468,297
NOTES RECEIVABLE                                                    3         247,939         338,136        262,564       330,366
CAPITAL ASSETS                                                      4         296,182         268,293        230,240       209,501
ADVERTISING COMMITMENT                                                         45,221          66,770         87,264       117,886
DEFERRED EMPORIUM COSTS                                                       121,766         162,355          ---           ---
FRANCHISE RIGHTS                                                    5      10,451,976      10,983,567     11,160,058    11,691,641
DEFERRED COSTS                                                                  ---             ---           18,050         ---
                                                                           ----------      ----------     ----------    ----------

                                                                           13,806,359      13,434,815     13,661,964    13,808,179
                                                                           ----------      ----------     ----------    ----------
                                                                           ----------      ----------     ----------    ----------

CURRENT LIABILITIES
Bank indebtedness                                                             149,703           ---           73,628         ---
Accounts payable and accrued liabilities                                    1,635,616       1,520,307      1,701,501     1,665,582
Current portion of long-term debt                                             390,264         733,500        816,160       590,924
                                                                           ----------      ----------     ----------    ----------
                                                                            2,175,583       2,253,807      2,591,289     2,256,506

LEASE SECURITY DEPOSITS                                                       251,561         221,589        237,776       219,306
LONG-TERM DEBT                                                      6       2,049,647       1,517,924      1,348,384     1,903,475
DEFERRED REVENUE                                                               18,954          18,079        116,227       112,486
                                                                           ----------      ----------     ----------    ----------
                                                                            2,320,162       1,757,592      1,702,387     2,235,267

NON-CONTROLLING INTEREST                                            8         232,000         232,000        232,000       232,000
                                                                           ----------      ----------     ----------    ----------
                                                                            4,727,745       4,243,399      4,525,676     4,723,773
                                                                           ----------      ----------     ----------    ----------
CONTINGENCIES                                                       9

STOCKHOLDERS EQUITY
CAPITAL STOCK                                                      10
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.04 per share, redeemable at option
of company at US $1.00 per share par value US $.50                          3,732,779       3,732,779      3,732,779     3,732,779
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,599 common shares                                              19,025          20,742         20,742        20,742
Additional paid - in capital                                               10,555,028      10,555,028     10,555,028    10,555,028
                                                                           ----------      ----------     ----------    ----------
                                                                           14,306,832      14,308,549     14,308,549    14,308,549
                                                                           ----------      ----------     ----------    ----------
Deficit                                                                    (5,228,218)     (5,117,133)    (5,172,261)   (5,224,143)
                                                                           ----------      ----------     ----------    ----------
Total stockholders' Equity                                                  9,078,614       9,191,416      9,136,288     9,084,406
                                                                           ----------      ----------     ----------    ----------
                                                                           13,806,359      13,434,815     13,661,964    13,808,179
                                                                           ----------      ----------     ----------    ----------
                                                                           ----------      ----------     ----------    ----------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                                          FOR THE FISCAL QUARTER ENDED  FOR THE THREE QUARTERS ENDED
                                                                              MARCH 31        MARCH 31       MARCH 31       MARCH 31
                                                                 NOTE          1996            1995           1996           1995
                                                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                $               $              $              $
REVENUES

Royalties                                                                     464,558         505,993      1,443,587     1,563,021
Franchising                                                                       203          22,458         68,403       157,161
Supplier Incentives, Commissions & Other                                      303,913         294,900        850,737       791,397
Sales of managed bakeries                                                     608,199         310,991      1,839,124     1,087,875
Paper product sales                                                           145,530           N/A          200,232         N/A
                                                                           ----------      ----------     ----------    ----------

                                                                            1,522,403       1,134,342      4,402,083     3,599,454

COST AND EXPENSES

Regional operations                                                           140,309         121,106        422,587       333,941
Franchising                                                                    32,598          45,237         86,358       122,994
Head office and administration                                                441,568         377,079      1,160,449     1,132,432
Managed bakeries                                                              607,853         348,791      1,836,408     1,162,963
Interest expense                                                               68,490          70,814        190,072       204,273
Depreciation and Amortization                                                 216,578         198,378        641,102       590,969
Paper products                                                                127,951           N/A          176,192         N/A
                                                                           ----------      ----------     ----------    ----------

                                                                            1,635,347       1,161,405      4,513,168     3,547,572
                                                                           ----------      ----------     ----------    ----------

                                                                             (112,944)        (27,063)      (111,085)       51,882
                                                                           ----------      ----------     ----------    ----------
                                                                           ----------      ----------     ----------    ----------

Earnings (loss) per share
                                                                             (0.01)           (0.00)          (0.01)          0.00
                                                                           ----------      ----------     ----------    ----------
                                                                           ----------      ----------     ----------    ----------


                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                           FOR THE FISCAL QUARTER ENDED   FOR THE THREE QUARTERS ENDED
                                                             MARCH 31        MARCH 31       MARCH 31        MARCH 31
                                                              1996             1995            1996           1995
                                                           (UNAUDITED)      (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                                  $                $              $              $

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:
OPERATING
Profit (Loss)                                               (112,944)         (27,063)       (111,085)        51,882
Items not affecting cash
   Depreciation                                               39,383           21,183         109,517         59,384
   Amortization                                              177,195          177,195         531,585        531,585
   Interest expense related to annual accretion               18,750           18,750          56,250         56,250
Changes in operating working capital items                  (130,302)         (79,657)     (1,078,613)      (647,183)
                                                            ---------         --------     -----------      ---------

                                                            (  7,918)         110,408        (492,346)        51,918
                                                            ---------         --------       ---------        -------

FINANCING
Bank Indebtedness                                            149,703           73,628         224,703         73,628
Repayment of long - term debt                                (42,078)        (169,519)        132,237       (386,105)
                                                            ---------        ---------        --------      ---------

                                                             107,625         ( 95,891)        356,940       (312,477)
                                                            ---------        ---------        --------      ---------

INVESTING
Issue of notes receivable, net of repayments                   2,090            6,500          74,755         62,887
Purchase of property and equipment                           (87,247)          (7,747)        (96,811)       (81,616)
Deferred issue cost                                             ---            (7,083)           ---         (16,550)
Advertising commitment                                         7,872            14,141         21,549         30,623
Security deposits                                              3,550             3,830         29,972         18,470
Bakeries held for resale                                     (25,972)         (31,303)         46,177          3,741
                                                             --------         --------        --------      ---------

                                                             (99,707)         (21,662)         75,642         17,555
                                                             --------         --------        --------      ---------

NET GENERATED CASH (OUTFLOW)                                       0           (7,145)        (59,764)      (243,004)


CASH POSITION, BEGINNING OF PERIOD                                 0            7,145          59,764        243,004
                                                             --------         --------        --------      ---------

CASH POSITION, END OF PERIOD                                       0              0               0                 0
                                                             --------         --------        --------      ---------
                                                             --------         --------        --------      ---------


                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE THREE QUARTERS ENDED MARCH 31, 1996 AND THE YEARS
                     ENDED JUNE 30, 1995, 1994, 1993, 1992


                                                Redeemable, Convertible                        - - - - - - Common Shares - - - - -
                                                    Preferred Shares                                     1 for 3             Deficit
                                                 Shares         Amount         Shares         Amount  Reverse split
------------------------------------------------------------------------------------------------------------------------------------
                                                                  $                            $                              $
Balance June 30, 1992                               ---            ---     39,552,796     8,428,695     13,184,265     (5,469,687)

Issue for cash                                      ---            ---        100,000       373,920         33,333          ---
Warrants exercised                                  ---            ---     13,890,000     1,823,063      4,630,000          ---
Warrants exercised                                  ---            ---      1,959,868       180,579        653,289          ---
Share issue costs                                   ---            ---           ---     (1,013,075)           ---          ---
Net income for the year                             ---            ---           ---            ---            ---         58,112
                                              ------------------------------------------------------------------------------------
Balance June 30, 1993                               ---            ---     55,502,664     9,793,182     18,500,888     (5,411,575)

Dividend declared on special shares
Conversion of accrued dividend
   to common shares                                 ---            ---           ---        894,108      1,619,760          ---
Conversion of subordinated debenture
   to preferred shares                        5,409,825      3,732,779
Warrants exercised                                  ---            ---           ---        270,077        621,295          ---
Share issue costs                                   ---            ---           ---       (381,597)           ---          ---
Net income for the year                             ---            ---           ---            ---            ---        187,432
                                              ------------------------------------------------------------------------------------
Balance June 30, 1994                         5,409,825      3,732,779     55,502,664    10,575,770     20,741,943     (5,224,143)
Net income for the year                             ---            ---           ---            ---            ---        107,010
                                              ------------------------------------------------------------------------------------
Balance June 30, 1995                         5,409,825      3,732,779     55,502,664    10,575,770     20,741,943     (5,117,133)
Issue for cash - Sept 30/95                         ---            ---           ---            350        350,000          ---
Shares cancelled - returned to treasury             ---            ---           ---         (2,067)    (2,067,344)         ---
Net loss for the period                             ---            ---           ---            ---            ---       (111,085)
                                              ------------------------------------------------------------------------------------
Balance March 31, 1996                        5,409,825      3,732,779     55,502,664    10,574,053     19,024,599     (5,228,218)
                                              ------------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------------


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     These consolidated financial statements comprise the accounts of the Company and its wholly - owned subsidiaries. All intercompany transactions and balances have been eliminated in these consolidated financial statements, which include the accounts of the Company and its subsidiaries from the date of acquisition as follows:

     -    Treats Inc.
     -    Treats Ontario Inc.
     -    Chocolate Gourmet Treats Limited
     -    Accounting & Consulting Inc.
     -    Treats International Inc.
     -    Triadon Investment Group Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (which also conform in all material respects with generally accepted accounting principles in the United States) and include the following significant accounting policies:

     REVENUE RECOGNITION

     Franchise revenue arises on the sale of national, area and restaurant franchises. Restaurant franchise revenue is recognized as income when the respective purchase and sale agreements have been signed, the funds have been received, all material conditions relating to the sale have been substantially completed by the Company and the restaurant has commenced operations.

     Revenue from national and area franchise agreements is recognized when the area development agreement has been signed and all substantial obligations of the Company have been completed.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     REVENUE RECOGNITION (CONT'D)
     When payment for the sale of a national or area franchise is based on a contract over a period longer than twelve months, the Company recognizes revenue based on the assessment of collectability. The total contract is recorded as deferred revenue, and revenue recognition commences when payments in excess of 25% of the total contract have been received and management has ascertained that there is a sufficient level of certainty that the balance of the contract is collectible.

     Deposits that are non-refundable under the franchising agreement are recognized as franchising revenue when received.

     Royalties are recognized when they are earned, based on a percentage of the franchisees' sales on a weekly basis.

     Supplier incentives are recognized in the period to which the apply.

     RESTAURANTS HELD FOR RESALE
     Restaurants held for resale are valued at the lower of cost and net realizable value.

     CAPITAL ASSETS AND AMORTIZATION
     Capital assets are recorded at cost less accumulated amortization.

     Amortization is provided for at rates intended to write off the assets over their estimated economic lives, as follows:
          Furniture and fixtures        -    5 years straight-line
          Machinery and equipment       -    5 years straight-line
          Reference books               -    5 years straight-line

     FRANCHISE RIGHTS
     Franchise rights are being carried at cost less accumulated amortization. Amortization is provided for on the straight-line basis over 20 years.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

                                                    March                  June
                                                     1996                  1995


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     DEFERRED ISSUE COSTS
     Deferred issue costs represent fees incurred in connection with the preparation of regulatory filings for the issue of capital stock. These costs are charged to capital stock in the period the stock is issued.

     DEFERRED EMPORIUM COSTS
     As the project the Coffee Emporium was substantially completed as at June 30, 1995, the costs are being amortized on a straight-line basis over three years commencing July 1, 1995.

     FOREIGN CURRENCY TRANSLATION
     Foreign currency transactions are translated using the temporal method. Under this method, monetary assets and liabilities as well as non-monetary items carried at market value are translated at year-end exchange rates. Other non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction dates. Revenues and expenses are translated at average rates prevailing during the year.

     Gains or losses resulting from exchange translation are included in income.

     EARNINGS PER SHARE
     Net earnings per share are calculated using the daily weighted average number of common shares outstanding during the fiscal year plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

3.   NOTES RECEIVABLE

     Notes receivable are due from franchisees with interest at varying rates and repayable in scheduled instalments.

                                                          $                $
     Notes receivable, net of allowance
     for doubtful accounts of Nil (1994 - nil)          565,883        640,632
     Less current portion                              (317,944)      (302,499)
                                                       ---------      ---------
                                                        247,939        338,133
                                                       ---------      ---------
                                                       ---------      ---------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)


                                                              March         June
                                                              1996          1995


4.   CAPITAL ASSETS                   ACCUMULATED
                                COST       AMORTIZATION     -- NET BOOK VALUE --
                                  $              $              $           $

     Furniture and fixtures    198,370        195,720          2,650       5,356
     Machinery and equipment   472,021        247,364        224,657     253,766
     Reference books            25,966         18,484          7,482       9,167
                              --------       --------       --------     -------
                               696,357        461,568        234,789     268,289


5.   ADVERTISING COMMITMENT

     The Company receives prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as a liability for future advertising and promotion. During fiscal 1995 advertising costs incurred exceeded funds collected. The funds are expected to be received within the next fiscal year.


6.   FRANCHISE RIGHTS


                                              $                  $
     Franchise rights                    14,177,565         14,177,565
     Accumulated amortization            (3,725,589)        (3,194,004)
                                         -----------        -----------
                                         10,451,976         10,983,561
                                         ----------         ----------
                                         ----------         ----------


     As part of the stock-issue and restructuring on June 30, 1994, the Company acquired the minority interest of Treats Inc. Franchise rights include $894,108 representing the excess consideration paid over the stated value of the shares.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)



                                                                                March                June
                                                                                 1996                1995
---------------------------------------------------------------------------------------------------------
  7. LONG - TERM DEBT                                                              $                    $
     Standard Chartered Bank of Canada term loan, repayable in
       increasing monthly instalments plus interest at prime plus
       2.5%, due January 1, 1996, secured by a general security
       agreement, general assignment of book debts and franchise
       rights, pledge of all the shares in subsidiary and
       associated companies.                                                    ---              673,500

     3193853 Canada Inc. term loan, repayable in 66 monthly instalments of $10,000 plus interest at prime plus 2.5%, secured
       by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                                  646,000                ---

     Royal Bank of Canada Subordinate debenture, bearing interest
       at 8% per annum, payable in 70 monthly installments                 1,110,812             925,000
       (See Note 14) Subsequent Event

     Bank Development of Canada term loan, repayable in 50 monthly
       installments of $2,000 plus interest at prime plus 4.0%               100,000                ---

     Other long-term debt, non-interest bearing, without specific
       terms of repayment                                                    583,099             652,927
                                                                           ---------           ---------

                                                                           2,439,911           2,251,427
     Less current portion                                                   (390,264)           (733,500)
                                                                           ---------           ---------

                                                                           2,049,647           1,517,927
                                                                           ---------           ---------
                                                                           ---------           ---------



     Interest expense for the year to date related to long-term debt was $190,072. (1995 - $204,273).

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

                                                     March                  June
                                                     1996                   1995


7.   LONG - TERM DEBT (CONT'D)                             $                 $


     The minimum future principle repayments required over the next five years are as follows:


                                       $
               1996                  390,264
               1997                  340,000
               1998                  340,000
               1999                  400,000
               2000 +                969,647
                                   ---------

                                   2,439,911
                                   ---------
                                   ---------


8.   NON-CONTROLLING INTEREST IN SUBSIDIARIES


     200,000 authorized and issued preferred
     shares of Treats International Inc.                      232,000    232,000
                                                            --------------------
                                                            --------------------

     The preferred shares of Treats International Inc., a U.S. subsidiary, were issued during the 1991 fiscal year in connection with the acquisition of the U.S. franchise rights. The preferred shares are convertible into 5% of the common shares of Treats International Inc. on a fully diluted basis at any time prior to November 2, 1995. Treats International Inc. may redeem the preferred shares for U.S. $250,000 any time after November 2, 1992.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

9.   COMMITMENTS AND CONTINGENCIES

     (a) The Company is a defendant in the following civil litigation:

          ( i) Triadon Investment Group Inc., a subsidiary company, was named in an action by a bank and judgement was awarded against the subsidiary for $119,353. As the subsidiary company is inactive and without assets, no provision has been recorded in respect of this judgement.

          (ii) The Company is also a defendant in several actions arising in the normal course of business, the final outcome of which cannot be determined at this time. An aggregate provision of approximately $378,740 has been recorded.

     Any settlement in regard of the above actions in excess of amounts provided will be recorded in the statement of income in the fiscal year the settlement occurs.

     (b) Certain franchised restaurants occupy their premises under lease arrangements wherein the Company is primarily responsible for performance under the lease. These leases are assigned to the franchisee, who becomes directly responsible for the contractual obligations under the lease. The aggregate rental obligations under these leases and various leases for office space over the next five years are as follows:


                 LEASES ASSIGNED     LEASES
                 TO RESTAURANTS    ASSIGNED TO     LEASES FOR
                 HELD FOR RESALE   FRANCHISEES    OFFICE SPACE

                      $                 $              $
     1996           287,048        3,419,557        96,175
     1997           242,498        2,990,445        96,174
     1998           196,913        2,416,493        96,174
     1999           180,599        1,914,607        96,174
     2000           180,599        1,914,607        32,058


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

10.  CAPITAL STOCK

     REVERSE STOCK SPLIT - JUNE 10, 1993
     On June 10, 1993, by consent of the holders of the majority of the outstanding shares of the common stock, the Company filed an amendment to its Certificate of Incorporation to reverse split the common stock, 1 for 3 effective June 21, 1993.

     STOCK ISSUE - SEPTEMBER 30, 1992
     On September 30, 1992 the Company issued 33,333 common shares for cash consideration of $373,920 (U.S. $300,000). This equity was provided by Austin Bernet, Inc., a related party at that time.

     STOCK ISSUE - FEBRUARY 5, 1993
     On February 5, 1993, Treats International Enterprises, Inc. concluded a private sale transaction with Austin Bernet Inc. and other entities which may be affiliated with the latter, pursuant to Section 4(2) of the Securities Act of 1933, as amended. These holders of 2,315,000 Class A warrants and 2,315,000 Class B warrants (issued with the initial public offering), exercised those warrants for a cash consideration of $1,823,063. On the close of business February 5, 1993 unexercised warrants expired.

     The above private sale allowed all Class A warrant holders to exercise their Class A warrants at $0.27 for one share of the Company's common stock and all Class B warrant holders to exercise their Class B warrants at $0.36 for one share of the Company's common stock. This resulted in the issue of 4,630,000 common shares for net proceed of $1,823,063 (U.S.$1,458,450).
     Each share bears a restrictive legend prohibiting the resale of the share of common stock, except where the resale is pursuant to the registration under the Securities Act or an applicable exemption therefrom: such as, compliance with the requirements of Rule 144 promulgated by the Securities Exchange Commission under the U.S. Securities Act.

     These same shares were sold on June 10, 1994 by Austin Bernet Inc. to a company controlled by the President and Chief Executive Officer.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

10.  CAPITAL STOCK (CONT'D)

     STOCK ISSUE - JUNE 8, 1993


   On June 8, 1993 the following shares were issued to Tricapital Management Limited from reserved shares:


                                                                   NO. OF SHARES
                                                                   -------------
   Common shares with a fair value of U.S. $29,764 were issued at nominal cost of U.S. $1 as part of the Tricapital success
   fees related to the February 5, 1993 warrant exercise.                 94,490

   171,300 shares were issued pursuant to the Tricapital interim financing agreement as follows:

   January 31, 1992                1% of 12,500,000
     acquisition of                @ U.S. $0.20
     Treats Inc.                                                         125,000

   February 5, 1993                1% of 4,630,000
   warrant exercise                @ U.S. $0.20                           46,300

   In addition, 387,500 common shares were issued for fair
   value of U.S. $77,539 and nominal consideration of U.S. $1 pursuant to the Tricapital interim financing agreement of
   January 31, 1992.  The agreement called for 1 share to be
   issued for every $1 of debt outstanding July 3, 1992 when
   the Tricapital loan became subordinated to the RBCC debenture.        387,500
                                                                         -------

   Total shares issued                                                   653,290
                                                                         -------
                                                                         -------

   Total fair value consideration recorded is U.S. $141,579.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

10.  CAPITAL STOCK (CONT'D)

     RESERVED SHARES - JUNE 30, 1993

     In connection with the January 31, 1992 acquisition of Treats Inc., the following was reserved for Tricapital Management Limited.


                                                       CONSIDERATION            NO. OF SHARES
                                                       -------------            -------------
                                                           (U.S.)
     Share purchase warrants at U.S. $.315
     expiring January 31, 1995                           $142,811                    453,368

     In connection with the February 5, 1993
     warrant exercise, shares were reserved for
     Tricapital Management Limited                       $ 52,897                    167,927
                                                      -----------                    -------

                                                         $195,708                    621,295
                                                      -----------                    -------
                                                      -----------                    -------



     In connection with the January 31, 1992 acquisition of Treats Inc., 333,333 common share purchase warrants (for U.S. $.45 expired February 15, 1994) were allotted to Tricapital Management Limited. These warrants were allowed to expire.

     On June 30, 1994 Tricapital Management Limited exercised its warrants expiring January 31, 1995, and its warrants reserved in connection with the February 5, 1993 warrant exercise for a total of 621,295 common shares for consideration of $270,077 (U.S.$195,708). All other warrants expired.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

10.  CAPITAL STOCK (CONT'D)

     STOCK ISSUE - DEBT RESTRUCTURING - JUNE 30, 1994

     The Company concluded its negotiations under a private placement offering to restructure its debt and capital, effective June 30, 1994, as follows:

     Royal bank of Canada, in consideration for retiring the outstanding debenture of $4,732,779, issued a subordinated debenture of $1,000,000 adjusted for $150,000 accretion to $850,000 (see note 7) and was issued 5,409,825 non-voting series A preference shares for the balance. These shares are redeemable at the option of the Company at a price of U.S. $1 per share at any time. The shares carry a cumulative 5.5% cash dividend payable quarterly in arrears. At the option of the holder the dividend may be paid in the form of common shares of the Company. The shares are convertible at the option of the holder at U.S. $.60 per share unless a new investor invests a minimum of U.S. $4 million in common equity prior to June 30, 1995, where the conversion price will be equal to the price set by the new investor. In the event that the debenture is repaid in full prior to August 31, 1995 and 50% of the preferred shares are redeemed by the Company by August 31, 1995, then the issuer can cause the Royal Bank of Canada to convert the remaining series A preference shares into common shares.

     SPECIAL SHARES CONVERTED TO COMMON SHARES
     As part of the restructuring, effective June 30, 1994, the 4,500,000 special shares of Treats Inc. held by the Royal Bank of Canada were accreted back to the $45 aggregate issue price. The Royal Bank of Canada converted its special shares into 1,619,760 common shares of the Company.

     RESERVED SHARES
     The Company has issued 350,000 common shares pursuant to the debt restructuring on June 30, 1994. The Royal Bank Capital Corporation received an additional 350,000 common shares at nominal consideration as the Company has been unsuccessful in raising U.S. $4 million in new equity by June 30, 1995.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

11.  RELATED PARTY TRANSACTIONS

(a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 34.1% of the issued stock. As part of the restructuring effective June 30, 1994 (see note 7) the Royal Bank of Canada converted its existing subordinated debenture into preference shares and issued a debenture (see note 7). The carrying value of the debenture was discounted to reflect the relative fair value of the debt and the shares. The discount of $150,000 is being amortized on a straight-line basis over the life of the debt and results in an annual charge to interest expense of $75,000.00.

     Undeclared dividends on the preferred shares owned by the Royal Bank July 1, 1994 to March 31, 1996 are $359,280.

(b) Interest expense related to the previous debenture referred to in (a) was $18,750 for the quarter (1994 - $18,750).

(c) Accounts and notes receivable include $45,374 (1994 - $43,591) due from a franchisee related to the President and Chief Executive Officer of the Company.

(d) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is 100% owned by the family of the President. The family owns approximately 34% of the common stock of the Company.

(e) The Company has advanced $160,000 to certain officers, under a loan agreement, to fund the purchase of company stock.

(f) During the year the term debt owed to the Standard Chartered Bank was acquired by a company owned by a group of private investors. A person related to the President and Chief Executive Officer of the Company is associated with the investor group.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              as at March 31, 1996
                               (Canadian dollars)

                                               March              June
                                               1996               1995
                                            ----------          ----------
12.  INCOME TAXES

     Income taxes have not been provided for as the consolidated group of companies have tax losses of $3,916,774 available to offset taxable income. These losses expire as follows:

                    1997             47,998
                    1998          2,097,008
                    1999            910,753
                    2000            799,837
                    2001              1,178
                                  ---------
                                  3,916,774
                                  ---------
                                  ---------

13.  EARNINGS PER SHARE

     Primary earnings (loss) per share            0.00                 0.00
                                             ----------          ----------
     Weighted average number of
     shares outstanding                      19,024,599          20,741,943
                                             ----------          ----------
                                             ----------          ----------

     The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all convertible securities have been converted, all shares to be issued under contractual commitments have been issued and all outstanding options have been exercised at the later of the beginning of the fiscal period and the option issue date. The calculation includes an allowance for imputed earnings derived from the investment of funds which are assumed to have been received. Fully diluted earnings per share are not presented as they are anti-dilutive.

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                 March 31, 1996

PART 1

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The retail sales for all units in the franchise system, for the nine months ended March 31, 1996, were $23,262,000 compared to $23,660,000 for the same nine month period last year.

During the nine months, eleven units were closed and eleven units were opened.

Total revenue increased $242,531, or 21.4%, for the three months ended March 31, 1996, to $1,522,403 compared to $1,134,342 for the same period last year. Total revenues, year to date, increased 16.7%, compared to the same nine month period last year, to $4,402,083.

Managed retail operations increased during the period and account for the majority of the revenue increase. Management is striving to refranchise these units and a resultant decline in revenues will be incurred in the next fiscal year. The revenues generated by managed retail operations increased $297,208, or 95.6%, to $608,199, for the quarter ended March 31, 1996, compared to $310,991 for the same quarter last year. Revenue from managed restaurants for the nine months, year to date, increased $751,249, or 69.1%, to $1,839,124 over the same period last year. The number of managed stores fluctuated between 12 to 13, in the current year, compared to 8 to 16 units last year.

Franchising revenues, for the three months ended March 31, 1996, decreased ($22,255), or (99.1%), over the same quarter last year to $203. This activity has brought the year to date franchising revenues to $68,403, for the nine months ended March 31, 1996, compared to $157,161 last year. This decline in franchising activity is a direct result of restrictions on marketing resulting from the cash flow limitations. The restructuring of our term debt in the fiscal period, just completed, will allow for increased effort in the franchise marketing department.

Royalty revenues, for the three months, decreased ($41,435) or (8.2%), over the same quarter last year, to $464,558. Year to date royalties declined ($119,434), or (7.6%), at $1,443,587 compared to $1,563,021 for the same nine months last year.

Revenue from supplier incentives, commissions and other increased $9,013, or 3.1%, to $303,913, for the quarter ended March 31, 1996, compared to $294,900 for the same quarter last year. Overall, for the year to date, supplier incentives, commissions and other revenues are $59,340, or 7.5%, at $850,737 compared to $791,397 for the same nine months of last fiscal year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                 March 31, 1996

MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

Total costs and expenses, for the quarter ended March 31, 1996, were $1,635,347 compared to $1,161,405 for the same period last year. This is a net increase of $473,942, or 40.8%, compared to the third quarter of last fiscal year. Overall, the total cost for the nine months ended March 31, 1996, were $4,513,168 compared to $3,547,572 for the same period last year. This increase was $965,576 or 27.2%. The increase in cost is detailed as follows:

- The major contribution to the cost increase is associated with the managed retail units. Costs have increased proportionately with the increase in managed units. The cost for the third quarter, ended March 31, 1996, were $607,853 compared to $348,791 for the same quarter last year. The nine month period costs were $1,836,408 compared to $1,162,963 for the same nine
     months of last fiscal year.   This was a $673,445 increase, or 57.9% for
     the operation year to date.

- Franchising costs were $(12,639) less for the quarter and $(36,636) less in comparison to the same nine months last year.

- Head office expenses increased slightly in the quarter ended March 31, 1996 and year to date, they have been held to a $28,017, or 2.5%, increase for the 9 months ended March 31, 1996 compared to the same nine months last fiscal year.

- Interest expense, for the three months ended March 31, 1996, was ($2,324), or (3.3%), less than for the same quarter last year. The year to date interest charges are $(14,201), or (7.0%), less than last year nine month charges.

WORKING CAPITAL

The working capital at the end of the period was $42,318 compared to a working capital deficit of $1,184,327 at June 30, 1995. This improvement of $1,226,645 in the working capital during the year was achieved through cash flow from operations and negotiations with the Company's major lendors.

During the year the term debt owed to the Standard Chartered Bank was acquired by a company owned by a group of private investors. A person related to the President and Chief Executive Officer of the Company is associated with the investor group.

Also the Company completed an agreement with the Royal Bank of Canada to reschedule the payment of its debenture. The debenture was due October 31, 1996. The bank has agreed to reschedule the debt payments and accrued interest.

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                 March 31, 1996

LIQUIDITY AND CASH FLOW

During the quarter the operating cash outflow was ($7,918) compared to an outflow of $(492,346) for the same quarter of the last fiscal year.

On March 02, 1996, the Company arranged new banking facilities with the Bank of Nova Scotia which provides for a $150,000.00 line of credit in conjunction with a term loan granted by the Federal Business Development Bank of Canada of $100,000.00.

These new facilities when combined with the restructure of payment terms with the Royal Bank and the term loan of the private investor group has given the Company a positive working capital which places the future of the Company in a more stable financial position. The Company has not paid all the principal or interest payments due to the lenders since restructuring in October 1995. The lenders continue to support management in their endeavour to raise further equity.

The Company's business development continues to be restricted by lack of working capital. Management is endeavouring to raise adequate new equity to provide the funds necessary to increase marketing efforts.

To achieve this end Treats International Enterprises, Inc. and the President and Chief Executive Officer of Treats International Enterprises, Inc., Mr. Paul J. Gibson, and the Royal Bank Capital Corporation, a wholly owned subsidiary of the Royal Bank of Canada, have on April 25, 1996 entered into a "Buy/Sell" agreement based on the following parameters:

The Royal Bank of Canada and the Royal Bank Capital Corporation have agreed to provide Treats International Enterprises, Inc. with an option to acquire for cash consideration:

     - 5,607,760 of the 7,207,760 Common Shares in Treats International Enterprises, Inc. it holds.
     - 5,409,825 (100%) of the non-voting series "A" Preference Shares it holds.
     -    A C$1.135 million Subordinated Debenture.

In the event this transaction closes, the number of issued and outstanding Common Shares of the Company will reduce from 19,024,599 to 13,416,839. The holdings of the Royal Bank of Canada and the Royal Bank Capital Corporation in Treats International Enterprises, Inc. will reduce from 37.9% to 11.9%.

In the event Treats International Enterprises, Inc. does not exercise its option on or before June 24, 1996, the Royal Bank Capital Corporation has agreed to acquire all of Mr. Paul J. Gibson and his immediate family's Common Share holdings (6,196,348 Common Shares) in Treats International Enterprises, Inc.
                                        20

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                 March 31, 1996

PART 11   OTHER INFORMATION

Item 1    Legal Proceedings - See notes to Financial Statements

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Securities Holders - None

Item 5    Other Information

               JANUARY 4, 1996 - SHARES HELD BY TRICAPITAL MANAGEMENT LIMITED ("TRICAPITAL") IN TREATS INTERNATIONAL ENTERPRISES, INC. ("TREATS") WERE RETURNED TO TREASURY.

               The Board of Directors instructed its Transfer Agent of record, to cancel the 2,067,344 common shares held by Tricapital and return them to treasury.

               FEBRUARY 1996 - ROYAL BANK CAPITAL CORPORATION PAYMENT SCHEDULE RESTRUCTURED
               The Company completed an agreement with the Royal Bank of Canada to reschedule the payment of its debenture. The debenture was due October 31, 1996. The bank has agreed to reschedule the debt payments and accrued interest over a 5 year period.

               ON MARCH 02, 1996, the Company completed arrangements with the Federal Business Development Bank of Canada (FBDB) for a 5 year term loan of $100,000.00 as a working capital top up loan in conjunction with a line of credit of $150,000.00 from the Bank of Nova Scotia. The Bank of Nova Scotia has priority over all lenders but the Federal Business Development Bank loan is subordinate to the other term loans and debentures.

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                 March 31, 1996

PART 11   OTHER INFORMATION - ITEM 5 CONT'D

               ON APRIL 25, 1996, Treats International Enterprises, Inc. and the President and Chief Executive Officer of Treats International Enterprises, Inc., Mr. Paul J. Gibson, and the Royal Bank Capital Corporation, a wholly owned subsidiary of the Royal Bank of Canada, entered into a "Buy/Sell" agreement based on the following parameters:

               The Royal Bank of Canada and the Royal Bank Capital Corporation have agreed to provide Treats International Enterprises, Inc. with an option to acquire for cash consideration:

               - 5,607,760 of the 7,207,760 Common Shares in Treats International Enterprises, Inc. it holds.
               - 5,409,825 (100%) of the non-voting series "A" Preference Shares it holds.
               -    A C$1.135 million Subordinated Debenture.

               In the event this transaction closes, the number of issued and outstanding Common Shares of the Company will reduce from 19,024,599 to 13,416,839. The holdings of the Royal Bank of Canada and the Royal Bank Capital Corporation in Treats International Enterprises, Inc. will reduce from 37.9% to 11.9%.

               In the event Treats International Enterprises, Inc. does not exercise its option on or before June 24, 1996, the Royal Bank Capital Corporation has agreed to acquire all of Mr. Paul J. Gibson and his immediate family's Common Share holdings (6,196,348 Common Shares) in Treats International Enterprises, Inc.


Item 6    Exhibits and Reports on Form 8-K - None
                                        22

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                 March 31, 1996

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 9 months ended March 31, 1996.

The result of operation for the period ended March 31, 1996 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul Gibson
    ----------------------------------
Paul Gibson, Chief Executive Officer





By: /s/ John Deknatel
    ----------------------------------
John Deknatel, Chief Operating Officer





By: /s/ David M. Dean
    ----------------------------------
David M. Dean, Chief Financial Officer





Date: June 5/96
     ----------