Form 10-K
period 1996-06-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 1996-11-15
CIK 842906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996
                          -----------------------------------------------------

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 15 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________to______________________

Commission file number    0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3495199
------------------------------------      ------------------------------------
     State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization

418 Preston St., Ottawa, Ontario, Canada                            K1S 4N2
-------------------------------------------------------------------------------
     (Address of principal executive offices                         (Zip Code)

Registrant's telephone number, including area code      (613) 563-4073
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered

--------------------------     ------------------------------------------------

--------------------------     ------------------------------------------------


           Securities registered pursuant to section 12(g) of the Act:
-------------------------------------------------------------------------------
                                (Title of class)

                          Common Stock $.001 par value
-------------------------------------------------------------------------------
                                (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X]Yes     [ ]No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K
or any amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is U.S. $619,510. The aggregate market value was computed by reference to the average bid and asked prices as of September 12, 1996. (U.S.$0.125)

It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                       19,024,598
     -----------------------------       --------------------------------------
          Title of Class                  Shares outstanding at June 30, 1996


DOCUMENTS INCORPORATED BY REFERENCE

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1996

               INDEX                                                      PAGE
-------------------------------------------------------------------------------
PART 1
Item 1         Business                                                   4 -  5

Item 2         Properties                                                   6

Item 3         Legal Proceedings                                            6

Item 4         Submission of Matters to a Vote of Security Holders          6

PART 11
Item 5         Market for the Registrant's Securities
               and Related Stockholder Matters                            7 -  8

Item 6         Selected  Consolidated Financial Data                      9 - 10

Item 7         Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11 - 16

Item 8         Financial Statements and Supplementary Data               17 - 57

Item 9         Changes In and Disagreements with Accountant
               on Accounting and Financial Disclosure                       58

PART 111
Item 10        Directors and Executive Officers of the Registrant        59 - 60

Item 11        Executive Compensation                                       61

Item 12        Security Ownership of Certain Beneficial Owners and
               Management                                                62 - 63

Item 13        Certain Relationships and Related Transactions            64 - 65

PART 1V
Item 14        Schedules                                                 66 - 69

SIGNATURES                                                                   70

                                     PART 1

ITEM 1  BUSINESS

     Treats International Enterprises, Inc. (the "Company") was incorporated under the laws of Delaware on October 28, 1988 under the name S.L. Resources, Inc. ("SLR"). The Company was formed as a blank check company to participate in business opportunities which the founding shareholder of S.L. Resources believed would arise from time to time. On July 21, 1989, SLR completed an initial public offering of 7,000,000 Units, Common Stock and Warrants with net proceeds of (US) $528,000.

     On January 31, 1992, the Company acquired all of the issued and outstanding shares of Triadon Capital Corporation ("TCC") in exchange for 29,999,998 (9,999,999 post 1 for 3 reverse split) shares of common stock of the Company. Subsequently, the Company changed its name to Treats International Enterprises, Inc. and operated its business through its wholly-owned subsidiary Treats Inc. Treats Inc. is the parent company to a number of other entities, specifically:

     CHOCOLATE GOURMET TREATS LIMITED ("CGTL")
     TREATS ONTARIO INC.
     TREATS INTERNATIONAL INC.
     TRIADON INVESTMENT GROUP INC. ("TIG")
     ACCOUNTING AND CONSULTING INC.

     Treats International Enterprises, Inc. is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins, gourmet specialty coffees, and related food and beverage products in retail stores using a system and methodology of marketing developed and designed by the Company and identified by the trademark TREATS.


     As at September 30, 1996 there were 169 retail units in North America utilizing the Treats System. 167 of these units are owned and operated by franchisees, while 2 are at present corporately managed. 163 units are located in Canada and 6 are located in the United States.

     The Company grants both single unit franchises and area development franchises throughout Canada and the United States. While there are currently no operations outside of North America, it is the Company's intention to sell National Licenses in the future. The Company is currently able to sell franchises in most States of the United States with the exception of North Dakota. The Company has taken no steps to comply with any other International government franchise regulatory agencies.

     The Company markets essentially three variations on the Treats concept. The Treats Bakery, normally 250 - 500 square feet in size with no seating area of its own, the Treats Bakery Cafe, normally 500 - 2,500 square feet in size with its own seating arrangement, and Treats International Coffee Emporium varies normally 500 - 2,000 square feet with its own seating arrangements. Treats franchise stores are found in a variety of locations including office complexes, shopping malls, mixed use properties (commercial location with a shopping area), street front locations, transportation terminals, and universities. The Company seeks locations or sites in high pedestrian traffic areas, where high visibility prevails.

     For substantially all single store franchises in Canada, the Company or one of its subsidiaries has entered into a lease (the "Head Lease") with the relevant landlord and the location is sub-leased at the same cost to the franchisee. The Head Lease is the lease agreement between the landlord and the entity which signs it ("Tenant"). The Tenant is bound by the terms and conditions thereof. Generally for stores opened by an Area Franchisee, the franchisee enters into the head lease directly and the head lease is collaterally assigned to the Company. The collateral assignment means the Company does not have all the rights and obligations associated with entering into the head lease. It gives the Company the right, but not the obligation, to assume the franchisee's position under the Head Lease if the franchisee defaults under its obligations under the Area Franchise Agreement with the Company. Franchisee in this context means the person who enters into the Franchise Agreement in a location covered under an Area Franchise Agreement.

     Treats' franchisees prepare their baked goods on site daily in order to ensure wholesomeness and to attract customers with provocative fresh baked smells. The Company's principal products are prepared according to proprietary recipes in many cases using dry mixes which have been manufactured to the Company's specifications by the Quaker Oats Company of Canada.

ITEM 2  PROPERTIES

     The Company at present owns no real properties.

LEASED PREMISES

     The Company currently leases space for its head office in Ottawa, Canada. The Company has a lease commitment until April 30, 2001. (See Related Party Transactions Part 111 Item 13)


ITEM 3  LEGAL PROCEEDINGS

     The Company is a defendant in the following civil litigation:

          (i) Triadon Investment Group Inc., a subsidiary company, is named in an action by the Royal Bank of Canada the largest common shareholder of the Company, and judgement was awarded against the subsidiary for $119,353. As the subsidiary company is inactive and without assets, no provision has been recorded in respect of this judgement.

          (ii) The Company is also a defendant in several actions arising in the normal course of business, for example; lease disputes and dispute with franchisee, the final outcome of which cannot be determined at this time.



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Security Holders.

                                     PART 11

ITEM 5    MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     The Company's securities, primarily the Units, Common Stock and Warrants, have been quoted in the over-the-counter market since August 1989. The number of record holders of the Company's Common Stock at June 30, 1996, was 1,161. Management does not know the number of beneficial holders of the shares of Common Stock. Commencing in January 1992, the Common Stock has been quoted separately. Management has no knowledge whether the volume of trading since January 31, 1992 constitutes an active market or whether an active market will develop.

     Through December 31, 1991, the high and low bid and asked prices for the Company's Units were reported in the NASDAQ pink sheets.

     Starting February 1992 to June 21, 1993, the Common Stock was quoted on the computerized bulletin board of NASDAQ under the symbol TRTN.

     On June 10, 1993, the Company approved a 1 for 3 reverse split, effective on June 21, 1993 and all prices set forth after June 21, 1993, are adjusted for the reverse split.

     As of June 21, 1993, the Common Stock has been quoted on the computerized bulletin board of NASDAQ under the symbol TIEI.

     The following table set forth the high and low bid and asked prices for the Company's stock. Prices represent quotations between dealers without adjustment for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

ITEM 5 MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS (CONT'D)
-------------------------------------------------------------------------------

Quarter Ended        High Bid        Low Bid        High Asked        Low Asked
-------------        --------        -------        ----------        ---------
                      (US $)          (US $)          (US $)            (US $)

     As of June 21, 1993, the Common Stock has been quoted on the computerized bulletin board of NASDAQ under the symbol TIEI. Quotations are as follows:

June 30, 1993              3.000         2.500           4.500           4.000
September 30, 1993         1.500         1.000           5.000           4.500
December 31, 1993          0.750         1.000           4.250           2.000
June 30, 1994              0.5625        0.5625          3.000           2.000
September 30, 1994         0.625         0.250           1.250           0.500
December 31, 1994          0.125         0.125           0.250           0.250
March 31, 1995             0.21875       0.21875         0.40625         0.40625
June 30, 1995              0.1875        0.1875          0.3125          0.3125
September 30, 1995         0.1875        0.1875          0.3125          0.3125
December 31, 1995          0.125         0.125           0.3125          0.3125
March 31, 1996             0.1875        0.1875          0.3125          0.3125
June 30, 1996              0.1875        0.1875          0.3125          0.3125
September 30, 1996         0.0625        0.0625          0.1875          0.1875

ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA

     The following chart of selected consolidated financial data of the Company for five fiscal years ended June 30, 1996, are derived from the consolidated financial statements of the Company. The Company presents its financial results in Canadian dollars. For the convenience of the reader, the results for the year ended June 30, 1996, have been converted into U.S. dollars, at the prevailing rate of exchange.

SELECTED CONSOLIDATED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------------

                                                          Treats International Enterprises, Inc.
                                           ---------------------------------------------------------------------------------
                                                                    For the Year Ended June 30
                                           ---------------------------------------------------------------------------------
                                             1996           1996             1995          1994          1993          1992
                                             ----           ----             ----          ----          ----          ----
                                            (US) $ (1)                       (in  thousands)
CONSOLIDATED BALANCE SHEET DATA :

Cash                                                                         $60           $243             $5
Current Assets                                $921          1,256          1,069            990            907            541
Franchise Rights                            $7,532         10,275         10,984         11,692         11,462         12,126
Total Assets                                $9,914         13,525         13,435         13,808         13,149         13,711
Current Liabilities                         $1,354          1,847          2,254          2,257          2,552          3,257
Working Capital  (Deficit)                   ($433)          (591)        (1,185)        (1,267)        (1,645)        (2,716)
Long Term Liabilities                       $1,671          2,279          1,758          2,234          4,819          5,772
Non-Controlling Interest                                                     232            232          1,397          1,772
Stockholders' Equity  (Deficit)             $6,889          9,399          9,192          9,084          4,382          2,959
-----------------------------------------------------------------------------------------------------------------------------

(1) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on :
     June 30,1996
     Conversion rate : One  (1)  (US)  Dollar equals : $1.3643

SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------------

                                                                  Treats International Enterprises, Inc.
                                         ------------------------------------------------------------------------------------
                                                                    For the Year Ended June 30
                                         ------------------------------------------------------------------------------------
                                            1996            1996            1995          1994            1993           1992
                                            ----            ----            ----          ----            ----           ----
                                         (US) $  (1)      (in thousands, except for per share and restaurant data)
CONSOLIDATED STATEMENT OF INCOME DATA :
Revenues
Royalties                                   $1,352         $1,842         $1,947         $2,001         $1,989         $1,921
 Supplier incentives
  commissions and other                       $876          1,194          1,001          1,024            966            866
 Sales of managed franchise stores          $1,545          2,106          1,579            812            523          1,164
 Proprietary products                          250            341
 Franchise fees                                104            142            351            272            341            438
                                            ------       --------------------------------------------------------------------
Total                                        4,127          5,625          4,878          4,109          3,819          4,389

Expenses

 Head office administration                 $1,495          2,037          1,850          1,878          1,796          1,875
 Managed franchise stores                   $1,525          2,079          1,687            832            587          1,287
 Amortization                                 $616            839            789            767            755            743
 Franchising                                    89            121            168            230            284            258
 Interest                                      183            249            276            215            339            983
  Proprietary products                         216            294
                                            ------       --------------------------------------------------------------------
Total                                        4,123          5,619          4,771          3,922          3,761          5,146
                                            ------       --------------------------------------------------------------------
Income (Losses) before income taxes              4              6            107            187             58           (757)
Income taxes
                                            ------       --------------------------------------------------------------------
Net Income (Loss)                                4              6            107            187             58           (757)
                                            ------       --------------------------------------------------------------------
                                            ------       --------------------------------------------------------------------
Avg No. of Shares Outstanding (2)           19,996         19,996         20,742         18,507         12,273         18,443
Earnings (Loss) per Share                    (0.01)         (0.02)          0.00           0.01           0.00          (0.04)
                                            ------       --------------------------------------------------------------------
                                            ------       --------------------------------------------------------------------
Number of Treats units in Chain                166            166            171            164            160            159
Other concept (closed)                           0              0              0              0              1              2
-----------------------------------------------------------------------------------------------------------------------------

(1) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on :
     June 30,1996
     Conversion rate : One  (1)  (US)  Dollar equals : 1.363017
(2) The Company has 19,024,598 shares outstanding. Net profit (loss) per share is calculated based on the weighted average number of shares oustanding for the period. (see Note 13, June 30,1996, Note 13, June 30,1995/1994)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
             (All numbers are in Canadian $ unless otherwise noted)

GENERAL

     *    THE YEAR ENDED JUNE 30, 1996 COMPARED TO THE YEAR ENDED JUNE 30, 1995.

     The system-wide retail sales for the twelve months ended June 30, 1996 were $30,269,836, a 2.0% decrease over sales of $30,893,698 for the previous fiscal year.


     While the Company has opened 9 new franchise locations during the past fiscal year, the number of units has remained relatively static for a number of reasons. The lack of working capital for development and marketing support has had significant impact on the Company's plans for growth.

     In response to the success of concepts such as Starbucks, the Company has developed a Treats concept with a strong focus on gourmet and specialty coffees. To date the Company has opened and, or converted 11 locations of this concept variation which have generally been very well received. Concept development is complete as at June 30, 1996. The Company intends to actively pursue new locations featuring the coffee Emporium concept.

RESULTS OF OPERATIONS

     *    THE YEAR ENDED JUNE 30, 1996 COMPARED TO THE YEAR ENDED JUNE 30, 1995.

     Total revenue for the year ended June 30, 1996 was $5,625,000 compared to $4,878,000 for the previous fiscal year. This increase of $747,000, or 15.3% resulted from:

     * Sales of managed restaurants increased $527,000 or 33.4% to $2,106,000 for the year ended June 30, 1996 compared to $1,579,000 for the 12 months last year.
     * Revenue from royalties for the year decreased $105,000 to $1,842,000 compared to $1,947,000 last year.
     * Revenue from supplier incentives increased 19.25% in the twelve months to $1,193,000 from $1,001,000 last year.
     * Revenue from franchising has decreased 59.5% in the year to $142,000 compared to $352,000 last year.
     * The Company in this year commenced purchasing certain proprietary products directly from manufacturers, selling those products to distributors for delivery to the Companies owned and franchised stores. Revenues from those sales were $341,000.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONT'D)

     Expenses for the year ended June 30, 1996 increased $848,000 to $5,619,000 compared to $4,771,000 for the twelve months ended June 30, 1995. The net increase in cost and expenses relate to the following:

* Franchising costs, which are marketing related, were 28.2% lower at $121,000 compared to $168,000 for last year.

* Administration cost increased by 10.1% to $2,037,000 compared to $1,850,000 for last year.

* Costs associated with managed restaurants' operations increased by $393,000 or 23.3% from $1,687,000 to $2,080,000 year to year, a direct result of the increase in the number of managed stores.

* Interest expense decreased by $27,000, or 9.8%, to $249,000 from $276,000 for the 12 months last year.

* The cost of purchasing certain proprietary products for resale to distributors introduced in this fiscal year was $294,000.

     Net Income for the year ended June 30, 1996 was $6,000 compared to a net income of $107,000 for the year ended June 30, 1995.


CAPITAL RESOURCES - June 30, 1996

     The Company's capital asset requirements, as stated in the past, are not very demanding. Funds are needed to upgrade the reporting system from franchisees. The present system is adequate for the time being but new electronic sales recording equipment will improve the royalty collection through improved control and more efficient collection.

LIQUIDITY AND CASH FLOW - June 30, 1996

     The working capital deficit at the year end improved by $593,000 to $(591,000) at June 30, 1996 compared to $(1,184,000) at June 30, 1995. The June
30, 1995 working capital deficit position had also improved by $82,000 over the June 30, 1994 position.

     The cash flow from operations during fiscal 1996 was $657,000 compared to $585,000 in fiscal 1995.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------

LIQUIDITY AND CASH FLOW (CONT'D)

     DEBT TO EQUITY:

     The ratio of debt to equity is constant at the end of the current financial year. The ratio at June 30, 1996 was .28 to 1 compared to .3 to 1 as at June 30, 1995.

     IN THE YEAR:

     The term loan facility of $673,500 with Standard Chartered Bank of Canada which became due on January 1, 1996 was acquired by 3193853 Canada Inc., the president of which is a family member of the Chief Executive Officer of the Company. The principal amount of $660,000, repayable in monthly instalments of $10,000 plus interest at prime plus 2.5% is due in March 2001. The term loan balance at year end was $608,000.

     The Company negotiated a term loan with the Business Development Bank of Canada repayable in 50 monthly instalments of $2,000 plus interest at prime plus 4%. The term loan balance at year end was $96,000, it is due on June 23, 2000.

     On February 29, 1996 the Company arranged new banking facilities with the Bank of Nova Scotia.

     Effective January 31, 1996 a debenture held by the Royal Bank of Canada which was due on October 31, 1996 was renegotiated to a due date of June 30, 2001. Principal payments in the fiscal year ending June 30, 1997 are $10,000 per month plus interest at 8%. The balance of the debenture as at June 30, 1996 was $1,129,562.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

             (All numbers are in Canadian $ unless otherwise noted)

GENERAL

     *  THE YEAR ENDED JUNE 30, 1995 COMPARED TO THE YEAR ENDED JUNE 30, 1994.

     The system-wide retail sales for the twelve months ended June 30, 1995 were $30,893,698 a 2.3% increase over sales of $30,191,710 for the previous fiscal year.

     While the Company has opened 21 new franchise locations during the past fiscal year, the number of units has remained relatively static for a number of reasons. The lack of working capital for development and marketing support has had significant impact on the Company's plans for growth.

     In response to the success of concepts such as Starbucks, Barneys and Gloria Jean's, the Company has developed a "hybrid" Treats concept with a very strong focus on gourmet coffees. The Coffee Emporium concept in the Orlando, Florida market area has been under development in co-operation with the area developer. Two different size locations have been opened on a test basis and development is expected to be complete by June 30, 1996. Other locations are under negotiation.


RESULTS OF OPERATIONS

     *  THE YEAR ENDED JUNE 30, 1995 COMPARED TO THE YEAR ENDED JUNE 30, 1994.

     Total revenue for the year ended June 30, 1995 was $4,878,000 compared to $4,109,000 for the previous fiscal year. This increase of $769,000, or 18.7% resulted primarily from the increased numbers of managed restaurants, from nine to fifteen at June 30, 1995. Sales of managed restaurants increased $767,000 or 94.5% to $1,579,000 for the year ended June 30, 1995 compared to $812,000 for the 12 months last year. Revenue from royalties for the year decreased $54,000 to $1,947,000 compared to $2,001,000 last year. Revenues from supplier incentive declined 2.3% in the twelve months to $1,001,000 from $1,024,000 last year. The revenues from franchising have improved 29.0% in the year to $351,000 compared to $272,000 last year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONT'D)

     Expenses for the year ended June 30, 1995 increased $849,000 to $4,771,000 compared to $3,922,000 for the twelve months ended June 30, 1994. The net increase in cost and expenses relate to the following:

* Franchising costs, which are marketing related, were 27.0% lower at $168,000 compared to $230,000 for last year.

* Administration cost decreased by 1.5% to $1,850,000 compared to $1,878,000 for last year.

* Costs associated with managed restaurants' operations increased by $855,000 or 102.8% from $832,000 to $1,687,000 year to year, a direct result of the increase in the number of managed stores.

* Interest expense increased by $61,000, or 28.4%, to $276,000 from $215,000 for the 12 months last year as a result of the Royal Bank of Canada converting their special shares and a subordinated interest free debenture into preference shares and a 8% debenture as of June 30, 1994.

     Net Income for the year ended June 30, 1995 was $107,000 compared to a net income of $187,000 for the year ended June 30, 1994. The decrease in profitability is a result of the higher interest charges and the negative impact from the increase in managed stores.

CAPITAL RESOURCES - June 30, 1995

     The Company's capital asset requirements, as stated in the past, are not very demanding. Funds are needed to upgrade the reporting system from franchisees. The present system is adequate for the time being but new electronic sales recording equipment will improve the royalty collection through better control and faster collection.

LIQUIDITY AND CASH FLOW - June 30, 1995

     The working capital deficit at the year end was improved by $82,000 to $(1,185,000) at June 30, 1995 compared to $(1,267,000) at June 30, 1994. The
June 30, 1994 working capital deficit position had also been improved by $378,000 over the June 30, 1993 position.

     The cash flow from operations during fiscal 1995 was $585,000 compared to $1,140.000 in fiscal 1994. The operational cash flow was lower due to the reduced net profit combined with higher use of cash to fund the increase in accounts receivable and paydown of trade accounts over the twelve month period ended June 30, 1995.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------

LIQUIDITY AND CASH FLOW (CONT'D)

     DEBT TO EQUITY:

     The ratio of debt to equity is constant at the end of the current financial year. The ratio at June 30, 1995 was .3 to 1 compared to .3 to 1 as at June 30, 1994.

     The Company has been advised by their principal bankers that the term loan which is due in January 1996, will not be extended. The Company is currently seeking new bankers with the objective of obtaining more favourable repayment terms for the outstanding balance of $673,500.

     The Royal Bank has agreed to extend its debenture to a longer pay back in conjunction with the revised terms of the new banking arrangement. Management is confident that the new banking arrangement will be in place before the loan is due in January 1996.

     Subsequent to the June 1994 debt restructure, the Company reserved 350,000 common shares for the Royal Bank of Canada, to be issued at nominal consideration, in the event the Company was unsuccessful in raising U.S. $4 Million in new equity by June 30, 1995. New equity was not raised by June 30, 1995 and subsequent to year end, the Royal Bank was issued 350,000 common shares.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


TREATS INTERNATIONAL ENTERPRISES, INC.

Consolidated Financial Statements 1996 compared to 1995        Pages  18 to  36

Consolidated Financial Statements 1995 compared to 1994        Pages  37 to  57

CONSOLIDATED FINANCIAL STATEMENTS




   TREATS
INTERNATIONAL
   ENTERPRISES,
     INC.


June 30, 1996 and 1995


       --------

-------------------------------------------------------------------------------

[LOGO]
ORENSTEIN & PARTNERS
CHARTERED ACCOUNTANTS

A MEMBER OF HORWATH INTERNATIONAL

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)


                                      INDEX



     Page


       1         Auditors' Report

     2 - 3       Consolidated Balance Sheets

       4         Consolidated Statements of Income and Deficit

       5         Consolidated Statements of Cash Flow

       6         Consolidated Statements of Stockholders' Equity

     7 - 17      Notes to the Consolidated Financial Statements

                                AUDITORS' REPORT

TO THE SHAREHOLDERS OF
    TREATS INTERNATIONAL ENTERPRISES, INC.

We have audited the consolidated balance sheets of TREATS INTERNATIONAL ENTERPRISES, INC. as at June 30, 1996 and 1995 and the consolidated statements of income and deficit, cash flow and of stockholders' equity for the years ended June 30, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1996 and 1995 and the results of its operations and its cash flow for the years ended June 30, 1996, 1995 and 1994 in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States).


                              ORENSTEIN & PARTNERS
                              Chartered Accountants

Toronto, Canada
August 14, 1996

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)



                                                  NOTE               1996                1995
-----------------------------------------------------------------------------------------------
                                                                      $                  $
                                            ASSETS
CURRENT
   Cash                                                                   -              59,764
   Accounts receivable                                              384,570             461,647
   Prepaid expenses                                                 206,826             186,838
   Construction work in process                                     352,198              58,721
   Current portion of notes receivable                              312,633             302,499
                                                               --------------------------------
                                                                  1,256,227           1,069,469

FRANCHISE STORES HELD FOR RESALE                                    660,373             546,217

DEFERRED EMPORIUM COSTS                                             228,113             162,354

NOTES RECEIVABLE                                      3             892,517             338,133

CAPITAL ASSETS                                        4             193,836             268,293

ADVERTISING COMMITMENT                                5              19,310              66,768

FRANCHISE RIGHTS                                      6          10,274,780          10,983,561
                                                               --------------------------------
                                                                 13,525,156          13,434,795
                                                               --------------------------------
                                                               --------------------------------



     Approved on behalf of the Board:

                                                  Director
     ---------------------------------

                                                  Director
     ---------------------------------

                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                               (Canadian dollars)


                                                                       Note        1996           1995
--------------------------------------------------------------------------------------------------------
                                                                                 $                  $
                                                        LIABILITIES
CURRENT
 Accounts payable and accrued liabilities                                        1,479,357      1,520,083
 Current portion of long-term debt                                                 180,371        733,500
 Bank indebtedness                                                                 187,218              -
                                                                                --------------------------
                                                                                 1,846,946      2,253,583
LONG-TERM DEBT                                                            7      2,044,364      1,517,927
LEASE SECURITY DEPOSITS                                                            234,989        221,589
DEFERRED REVENUE                                                                         -         18,079
                                                                                --------------------------
                                                                                 4,126,299      4,011,178
NON-CONTROLLING INTEREST IN
   SUBSIDIARY                                                             8              -        232,000
                                                                                --------------------------
                                                                                 4,126,299      4,243,178
                                                                                --------------------------
COMMITMENTS AND CONTINGENCIES                                             9

                                                     STOCKHOLDERS' EQUITY

CAPITAL STOCK                                                            10
   Preferred
    Authorized, 10,000,000 non-voting, cumulative
    shares, dividends at U.S.$.028 per share (Cdn. $.038
    per share), redeemable at option of company at
    U.S. $1 per share, par value U.S.$0.50
    Issued, 5,409,825 series A shares                                            3,732,779      3,732,779
    Common
    Authorized, 33,333,333 shares, par value
       U.S.$0.001
    Issued, 19,024,598 shares (1995 - 20,741,942)                                   19,025         20,742
    Additional paid-in capital                                                  10,757,739     10,555,028
                                                                                --------------------------
                                                                                14,509,543     14,308,549
DEFICIT                                                                         (5,110,686)    (5,116,932)
                                                                                --------------------------
                                                                                 9,398,857      9,191,617
                                                                                --------------------------
                                                                                13,525,156     13,434,795
                                                                                --------------------------
                                                                                --------------------------


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT

                     YEAR ENDED JUNE 30, 1996, 1995 AND 1994
                               (Canadian dollars)



                                                                   Note             1996           1995           1994
------------------------------------------------------------------------------------------------------------------------
                                                                                     $              $              $
REVENUES
   Sales of managed franchise stores                                             2,106,368      1,579,323        811,928
   Royalties                                                                     1,841,848      1,946,830      2,000,840
   Supplier incentives, commissions and other                                    1,193,382      1,000,781      1,024,032
   Proprietary products                                                            341,229              -              -
   Franchising                                                                     142,275        351,532        272,210
                                                                                -----------------------------------------
                                                                                 5,625,102      4,878,466      4,109,010
                                                                                -----------------------------------------
EXPENSES
   Managed franchise stores                                                      2,079,390      1,687,363        831,853
   Head office and administration                                                2,036,743      1,850,134      1,877,625
   Proprietary products                                                            293,743              -              -
   Interest                                                                        248,793        276,045        214,615
   Franchising                                                                     120,936        168,366        230,759
   Amortization                                                                    839,251        789,347        766,726
                                                                                -----------------------------------------
                                                                                 5,618,856      4,771,255      3,921,578
                                                                                -----------------------------------------
NET INCOME FOR THE YEAR                                               12             6,246        107,211        187,432

DEFICIT, BEGINNING OF YEAR                                                      (5,116,932)    (5,224,143)    (5,411,575)
                                                                                -----------------------------------------
DEFICIT, END OF YEAR                                                            (5,110,686)    (5,116,932)    (5,224,143)
                                                                                -----------------------------------------
                                                                                -----------------------------------------
EARNINGS PER SHARE                                                    13             (0.01)          0.00           0.01
                                                                                -----------------------------------------
                                                                                -----------------------------------------


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                     YEAR ENDED JUNE 30, 1996, 1995 AND 1994
                               (Canadian dollars)



                                                                               1996                1995                1994
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 $                   $                   $
NET INFLOW (OUTFLOW) OF CASH RELATED
     TO THE FOLLOWING ACTIVITIES
OPERATING


   Net income for the year                                                      6,246             107,211             187,432
   Items not affecting cash
      Amortization                                                            839,251             789,347             766,726
      Interest expense related to annual accretion of
        Royal Bank of Canada subordinated debenture                            75,000              75,000              75,000
      Changes in non-cash operating working capital items                    (263,714)           (386,541)            110,657
                                                                           --------------------------------------------------
                                                                              656,783             585,017           1,139,815
                                                                           --------------------------------------------------
FINANCING
   Issue of preference shares                                                       -                   -           3,732,779
   Issue of common shares                                                         350                   -             894,108
   Warrants exercised                                                               -                   -             270,077
   Cancellation of common shares                                               (2,067)                  -                   -
   Bank indebtedness                                                          187,218                   -                   -
   Long-term debt                                                            (101,692)           (317,977)         (3,330,403)
   Deferred revenue                                                           (18,079)            (94,406)             25,842
   Due to related parties accretion adjustment                                      -                   -             325,050
   Share issue costs                                                          (29,289)                  -            (381,597)
   Redemption of non-controlling interest in subsidiary                       232,000                   -                   -
                                                                           --------------------------------------------------
                                                                              268,441            (412,383)          1,535,856
                                                                           --------------------------------------------------
INVESTING
   Franchise rights                                                                 -                   -            (894,108)
   Non-controlling interest in subsidiaries                                  (232,000)                  -            (840,055)
   Non-controlling interest accretion adjustment                                    -                   -            (325,050)
   Notes receivable                                                          (564,518)            (26,659)            211,120
   Purchase of capital assets                                                 (56,013)           (140,059)            (24,077)
   Advertising commitment                                                      47,458              51,118            (162,940)
   Franchise stores held for resale                                          (114,156)            (77,921)           (403,070)
   Deferred emporium costs                                                    (65,759)           (162,354)                  -
                                                                           --------------------------------------------------
                                                                             (984,988)           (355,875)         (2,438,180)
                                                                           --------------------------------------------------
NET CASH INFLOW (OUTFLOW)                                                     (59,764)           (183,241)            237,491

CASH POSITION, BEGINNING OF YEAR                                               59,764             243,005               5,514
                                                                           --------------------------------------------------
CASH POSITION, END OF YEAR                                                          -              59,764             243,005
                                                                           --------------------------------------------------
                                                                           --------------------------------------------------



                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 10)

                     YEAR ENDED JUNE 30, 1996, 1995 AND 1994
                               (CANADIAN DOLLARS)

                                               REDEEMABLE, CONVERTIBLE
                                              ---- PREFERRED SHARES ----   -------COMMON SHARES-------
                                                 SHARES        AMOUNT         SHARES         AMOUNT        DEFICIT         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                 $                             $              $
Balance, June 30, 1993                                -             -       18,500,887      9,793,182     (5,411,575)    4,381,607
Common shares issued on conversion
  of minority interest special shares                 -             -        1,619,760        894,108            -         894,108
Conversion of Royal Bank of Canada
  subordinated debenture to preferred shares    5,409,825     3,732,779            -              -              -       3,732,779
Warrants exercised                                    -             -          621,295        270,077            -         270,077
Share issue costs                                     -             -              -         (381,597)           -        (381,597)
Net income for the year                               -             -              -              -          187,432       187,432
                                              --------------------------------------------------------------------------------------
Balance, June 30, 1994                          5,409,825     3,732,779     20,741,942     10,575,770     (5,224,143)    9,084,406
Net income for the year                               -             -              -              -          107,211       107,211
                                              --------------------------------------------------------------------------------------
Balance, June 30, 1995                          5,409,825     3,732,779     20,741,942     10,575,770     (5,116,932)    9,191,617

Common shares issued                                  -             -          350,000            350            -             350
Cancellation of common shares                         -             -       (2,067,344)        (2,067)           -          (2,067)
Share issue costs                                                                             (29,289)           -          (29,289)
Redemption of non-controlling interest
  in subsidiary                                                                               232,000            -         232,000
Net income for the year                               -             -              -              -            6,246         6,246
                                              --------------------------------------------------------------------------------------
                                                5,409,825     3,732,779     19,024,598     10,776,764     (5,110,686)    9,398,857
                                              --------------------------------------------------------------------------------------
                                              --------------------------------------------------------------------------------------


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)



--------------------------------------------------------------------------------

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in these consolidated financial statements, which include the accounts of the Company and its subsidiaries from the date of acquisition as follows:


     -    Treats Inc.
     -    Treats Ontario Inc.
     -    Chocolate Gourmet Treats Limited
     -    Accounting & Consulting Inc.
     -    Treats International Inc.
     -    Triadon Investment Group Inc.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States) and include the following significant accounting policies:


     ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)



--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     REVENUE RECOGNITION

     Franchise revenue arises on the sale of national, area and store franchises. Franchise store revenue is recognized as income when the respective purchase and sale agreements have been signed, the funds have been received, all material conditions relating to the sale have been substantially completed by the Company and the franchise store has commenced operations. Revenue from national and area franchise agreements is recognized when the area development agreement has been signed and all substantial obligations of the Company have been completed.

     When payment for the sale of a national or area franchise is based on a contract over a period longer than twelve months, the Company recognizes revenue based on the assessment of collectibility. The total contract is recorded as deferred revenue, and revenue recognition commences when payments in excess of 25% of the total contract have been received and management has ascertained that there is a sufficient level of certainty that the balance of the contract is collectible.

     Deposits that are non-refundable under the franchising agreement are recognized as franchising revenue when received.

     Royalties are recognized when they are earned, based on a percentage of the franchisees' sales on a weekly basis.

     Supplier incentives are recognized in the period to which they apply.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)



--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     FRANCHISE STORES HELD FOR RESALE

     Franchise stores held for resale are valued at the lower of cost and net realizable value.

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

     FRANCHISE RIGHTS

     Franchise rights are carried at cost less accumulated amortization. Amortization is provided for on the straight-line basis over 20 years.

     DEFERRED ISSUE COSTS

     Deferred issue costs represent fees incurred in connection with the preparation of regulatory filings for the issue of capital stock. These costs are charged to capital stock in the period the stock is issued.

     DEFERRED DEVELOPMENT COSTS

     Deferred development costs are amortized on the straight-line basis over 3 years.

     DEFERRED EMPORIUM COSTS

     The Coffee Emporium project was completed on June 30, 1996 and the costs are being amortized on a straight-line basis over three years commencing July 1, 1996.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)


                                                          1996           1995
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

3.   NOTES RECEIVABLE

     Notes receivable are due from franchisees with interest at varying rates and repayable in scheduled instalments.

                                                            $             $


     Notes receivable, net of allowance for doubtful
          accounts of nil (1995 - nil)                  1,205,150       640,632
     Less current portion                                (312,633)     (302,499)
                                                      --------------------------
                                                          892,517       338,133
                                                      --------------------------
                                                      --------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)


                                                         1996            1995
--------------------------------------------------------------------------------

4.   CAPITAL ASSETS

                                         ACCUMULATED
                                COST     AMORTIZATION   -----NET BOOK VALUE-----

                                   $         $            $              $

     Furniture and fixtures    198,370      198,133          237          4,956
     Machinery and equipment   474,637      286,834      187,803        256,867
     Reference books            25,966       20,170        5,796          6,470
                              -------------------------------------------------
                               698,973      505,137      193,836        268,293
                              -------------------------------------------------
                              -------------------------------------------------


5.   ADVERTISING COMMITMENT

     The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as a liability for future advertising and promotion. During fiscal 1996 advertising and promotion costs incurred exceeded funds collected.

6.   FRANCHISE RIGHTS

                                                          $              $

     Franchise rights                                 14,175,609     14,175,609
     Accumulated amortization                         (3,900,829)    (3,192,048)
                                                    ----------------------------
                                                      10,274,780     10,983,561
                                                    ----------------------------
                                                    ----------------------------

     The Company obtained an independent appraisal dated August 28, 1996 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in excess of $10,000,000 as at June 30, 1996.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)

                                                              1996           1995
--------------------------------------------------------------------------------
7.   LONG-TERM DEBT
                                                                $              $
     Standard Chartered Bank of Canada
        Term loan, repayable in increasing monthly
        instalments plus interest at prime plus 2.5%, due
        January 1, 1996, secured by a general security
        agreement, general assignment of book debts
        and franchise rights, pledge of all the shares
        in subsidiary and associated companies                       -        673,500
     3193853 Canada Inc.
        Term loan, repayable in 66 monthly instalments
        of $10,000 plus interest at prime plus 2.5%, due
        March 2001, secured by a general security
        agreement, general assignment of book debts
        and franchise rights, pledge of all the shares in
        subsidiary and associated companies                    608,000              -
     Royal Bank of Canada subordinated debenture,
        Subordinated debenture, bearing interest at 8%
        per annum, payable in 60 monthly instalments, due
        June 30, 2001                                        1,129,562        925,000
     Business Development Bank of Canada
        Term loan, repayable in 50 monthly instalments
        of $2,000 plus interest at prime plus 4%, due
        June 23, 2000                                           96,000              -
     Other long-term debt - non-interest bearing,
        without specific terms of repayment                    391,173        652,927
                                                           ---------------------------
                                                             2,224,735      2,251,427
     Less current portion                                     (180,371)      (733,500)
                                                           ---------------------------
                                                             2,044,364      1,517,927
                                                           ---------------------------
                                                           ---------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)


                                                              1996         1995
--------------------------------------------------------------------------------

7.   LONG-TERM DEBT (CONT'D)

     Interest expense for the year related to long-term debt was $248,793 (1995
     - $276,045).

     The minimum future principal repayments required over the next five years are as follows:

                        $

          1997         180,371
          1998         618,906
          1999         340,371
          2000         447,525
          2001         637,562
                    -----------
                     2,224,735
                    -----------
                    -----------

8.   NON-CONTROLLING INTEREST IN SUBSIDIARY
                                                          $              $

     200,000 authorized and issued preferred shares
          of Treats International Inc.                       -          232,000
                                                      --------------------------
                                                      --------------------------

     The preferred shares of Treats International Inc., a U.S. subsidiary, were issued during the 1991 fiscal year in connection with the acquisition of the U.S. franchise rights. The preferred shares are convertible into 5% of the common shares of Treats International Inc. on a fully diluted basis at any time prior to November 2, 1995. On June 26, 1996 by resolution of the Board of Directors of Treats International Inc., the 200,000 preferred shares of Treats International Inc. were cancelled and returned to treasury. The shares were cancelled due to non-compliance of agreements with the non-controlling stockholder.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)

                                                         1996            1995
--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES

     (a)  The Company is a defendant in the following civil litigation:

          (i) Triadon Investment Group Inc., a subsidiary company, was named in an action by the Royal Bank of Canada, the largest common shareholder of the Company, and judgement was awarded against the subsidiary for $119,353. As the subsidiary company is inactive and without assets, no provision has been recorded in respect of this judgement.

          (ii) The Company is also a defendant in several actions arising in the normal course of business, the final outcome of which cannot be determined at this time. Any settlement in regard of these actions will be recorded in the statement of income in the fiscal year the settlement occurs.

     (b) Certain franchise stores occupy their premises under lease arrangements wherein the Company is primarily responsible for performance under the lease. These leases are assigned to the franchisee, which becomes directly responsible for the contractual obligations under the lease. The aggregate rental obligations under these leases and various leases for office space over the next five years are as follows:

                         LEASES
                       ASSIGNED TO          LEASES
                     FRANCHISE STORES     ASSIGNED TO         LEASES FOR
                     HELD FOR RESALE      FRANCHISEES        OFFICE SPACE

                          $                   $                 $

          1997           70,313            3,260,086            96,174
          1998           70,313            2,770,986            96,174
          1999           54,000            2,260,763            96,174
          2000           54,000            2,082,315            96,174
          2001              -              1,437,131            32,058

          The total rental obligation subsequent to year 2001, based on current leases assigned to franchisees amounts to $4,160,000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)



--------------------------------------------------------------------------------

10.  CAPITAL STOCK

     RESERVED SHARES - JUNE 30, 1994

     On June 30, 1994 Tricapital Management Limited exercised its outstanding warrants and reserved shares to acquire 621,295 common shares for consideration of $270,077 (U.S.$195,708).

     STOCK ISSUE - DEBT RESTRUCTURING - JUNE 30, 1994

     The Company concluded its negotiations under a private placement offering to restructure its debt and capital, effective June 30, 1994, as follows:

     Royal Bank of Canada, in consideration for retiring the outstanding debenture of $4,732,779, issued a subordinated debenture of $1,000,000 adjusted for $150,000 accretion to $850,000 and was issued 5,409,825 non-voting series A preference shares for the balance. These shares are redeemable at the option of the Company at a price of U.S.$1 per share at any time. The shares carry a cumulative 5.5% cash dividend payable quarterly in arrears. At the option of the holder the dividend may be paid in the form of common shares of the Company. The shares are convertible at the option of the holder at U.S.$0.60 per share.

     SPECIAL SHARES CONVERTED TO COMMON SHARES

     As part of the restructuring, effective June 30, 1994, the 4,500,000 special shares of Treats Inc. held by the Royal Bank of Canada were accreted back to the $45 aggregate issue price. The Royal Bank of Canada converted its special shares into 1,619,760 common shares of the Company.

     ISSUANCE OF SHARES

     The Company has issued 350,000 Common Shares pursuant to the debt restructuring on June 30, 1994. The Royal Bank Capital Corporation received an additional 350,000 common shares at nominal consideration as the Company was unsuccessful in raising U.S.$4 million in new equity by June 30, 1995.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)



--------------------------------------------------------------------------------

10.  CAPITAL STOCK (CONT'D)

     CANCELLATION OF COMMON SHARES - JANUARY 4, 1996

     Pursuant to a resolution of the Board of Directors, the Transfer Agent of record was instructed to cancel and return to treasury 2,067,344 of the common shares held by Tricapital Management Limited. The shares were originally issued pursuant to a debt restructuring with Tricapital Management Limited. The restructuring did not proceed as outlined and accordingly these shares were cancelled.

11.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the issued stock. The Royal Bank of Canada hold a subordinated debenture (see note 7). Interest expense related to the debenture was $84,484 (1995 - $80,000).

          Undeclared dividends for July 1, 1994 to June 30, 1996 on the preferred shares owned by the Royal Bank are $410,606.

     (b) Accounts and notes receivable include nil (1995 - $45,374) due from a franchisee related to the President of the Company.

     (c) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is 100% owned by the family of the President. The family owns approximately 32.6% of the common stock of the Company.

     (d) Under a loan agreement, the Company has advanced $160,000 to certain officers to fund the purchase of company stock.

     (e) During the year, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. the President of which, is a family member of the Chief Executive Officer of the Company.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                               (CANADIAN DOLLARS)


                                                         1996           1995
--------------------------------------------------------------------------------

12.  INCOME TAXES

     Income taxes have not been provided for as the consolidated group of companies have tax losses of $3,868,776 available to offset taxable income. These losses expire as follows:


                                            $

                    1998                 2,097,008
                    1999                   910,753
                    2000                   799,837
                    2001                    61,178
                                      -------------

                                         3,868,776
                                      -------------
                                      -------------


13.  EARNINGS PER SHARE

     Primary earnings per share                             (0.01)         0.00
                                                     ---------------------------
                                                     ---------------------------

     Weighted average number of shares outstanding     19,996,498    20,741,942
                                                     ---------------------------
                                                     ---------------------------

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

[GRAPHIC]


      TREATS
  INTERNATIONAL
   ENTERPRISES,
      INC.


JUNE 30, 1995 AND 1994

        ______










--------------------------------------------------------------------------------
[LOGO]
ORENSTEIN & PARTNERS
CHARTERED ACCOUNTANTS

A MEMBER OF HORWATH INTERNATIONAL

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994
                               (CANADIAN DOLLARS)




                                      INDEX



          Page


            1    Auditors' Report

          2 - 3  Consolidated Balance Sheets

            4    Consolidated Statements of Income and Deficit

            5    Consolidated Statements of Cash Flow

            6    Consolidated Statements of Stockholders' Equity

          7 - 19 Notes to the Consolidated Financial Statements

                                AUDITOR'S REPORT

TO THE SHAREHOLDERS OF
  TREATS INTERNATIONAL ENTERPRISES, INC.


We have audited the consolidated balance sheets of Treats International Enterprises, Inc. as at June 30, 1995 and 1994 and the consolidated statements of income and deficit, cash flow and of stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1995 and 1994 and the results of its operations and its cash flow for the years then ended in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States).




                              /s/ Orenstein & Partners
                              Orenstein & Partners
                              Chartered Accountants



August 24, 1995

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994
                               (CANADIAN DOLLARS)


                                                            NOTE                1995          1994
------------------------------------------------------------------------------------------------------

                                                                            $                  $
                                               ASSETS
CURRENT
   Cash                                                                       59,764         243,005
   Accounts receivable                                                       461,647         261,675
   Prepaid expenses                                                          186,838         130,192
   Construction work in process                                               58,721          72,014
   Current portion of notes receivable                                       302,499         283,607
                                                                          ----------------------------

                                                                           1,069,469         990,493

RESTAURANTS HELD FOR RESALE                                                  546,217         468,296

DEFERRED EMPORIUM COSTS                                                      162,354

NOTES RECEIVABLE                                                3            338,133         330,366

CAPITAL ASSETS                                                  4            268,293         209,501

ADVERTISING COMMITMENT                                          5             66,768         117,886

FRANCHISE RIGHTS                                                6         10,983,561      11,691,641
                                                                          ----------------------------
                                                                          13,434,795      13,808,183
                                                                          ----------------------------
                                                                          ----------------------------



         Approved on behalf of the Board:

              /s/ Paul J. Gibson                      Director
          -------------------------------------------

              /s/ John A. Deknatel                     Director
         -------------------------------------------


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994
                               (CANADIAN DOLLARS)

                                                            NOTE            1995            1994
------------------------------------------------------------------------------------------------------
                                                                            $                  $
                                             LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                               1,520,083       1,665,581
   Current portion of long-term debt                                        733,500         590,924
                                                                          ----------------------------
                                                                          2,253,583       2,256,505

LONG-TERM DEBT                                                  7         1,517,927       1,903,480

LEASE SECURITY DEPOSITS                                                     221,589         219,307

DEFERRED REVENUE                                                             18,079         112,485
                                                                          ----------------------------
                                                                          4,011,178       4,491,777

NON-CONTROLLING INTEREST IN
   SUBSIDIARIES                                                 8           232,000         232,000
                                                                          ----------------------------
                                                                          4,243,178       4,723,777
                                                                          ----------------------------

COMMITMENTS AND CONTINGENCIES                                   9

                                                        STOCKHOLDERS' EQUITY

CAPITAL STOCK                                                  10
  Preferred
   Authorized, 10,000,000 non-voting, cumulative
   shares, dividends at U.S.$.028 per share, redeemable
   at option of company at U.S. $1 per share, par
   value U.S. $.050
   Issued, 5,409,825 series A shares                                      3,732,779       3,732,779
  Common
   Authorized, 33,333,333 shares, par value
     U.S.$0.001
   Issued, 20,741,942 shares                                                 20,742          20,742
  Additional paid-in capital                                             10,555,028      10,555,028
                                                                          ----------------------------
                                                                         14,308,549      14,308,549
DEFICIT                                                                  (5,116,932)     (5,224,143)
                                                                          ----------------------------
                                                                          9,191,617       9,084,406
                                                                          ----------------------------
                                                                         13,434,795      13,808,183
                                                                          ----------------------------
                                                                          ----------------------------


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994
                               (CANADIAN DOLLARS)

                                                            NOTE           1995            1994               1993
------------------------------------------------------------------------------------------------------------------------

                                                                            $               $                  $
REVENUES
   Royalties                                                              1,946,830       2,000,840          1,989,413
   Supplier incentives, commissions and other                             1,000,781       1,024,032            965,757
   Sales of managed restaurants                                           1,579,323         811,928            522,863
   Franchising                                                              351,532         272,210            340,936
                                                                      ------------------------------------------------

                                                                          4,878,466       4,109,010          3,818,969
                                                                      ------------------------------------------------
EXPENSES
   Head office and administration                                         1,850,134       1,877,625          1,795,604
   Managed restaurants                                                    1,687,363         831,853            587,401
   Interest                                                                 276,045         214,615            338,973
   Franchising                                                              168,366         230,759            284,038
   Amortization                                                             789,347         766,726            754,841
                                                                      ------------------------------------------------

                                                                          4,771,255       3,921,578          3,760,857
                                                                      ------------------------------------------------

NET INCOME FOR THE YEAR                                        12           107,211         187,432             58,112

DEFICIT, BEGINNING OF YEAR                                                (5,224,143)     (5,411,575)        (5,469,687)
                                                                      ------------------------------------------------

DEFICIT, END OF YEAR                                                      (5,116,932)     (5,224,143)        (5,411,575)
                                                                      ------------------------------------------------

EARNINGS PER SHARE                                             13            0.01            0.01               0.00
                                                                      ------------------------------------------------
                                                                      ------------------------------------------------


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994
                               (CANADIAN DOLLARS)

                                                              1995           1994          1993
-----------------------------------------------------------------------------------------------------

                                                                $              $             $
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES

OPERATING
  Net income for the year                                      107,211        187,432         58,112
  items not affecting cash
    Amortization                                               789,347        766,726        754,841
    interest expense related to annual accretion of
      Royal Bank of Canada subordinated debenture               75,000         75,000         75,000
    Changes in non-cash operating working capital items       (386,541)       110,657       (831,901)

                                                            -----------------------------------------

                                                               585,017      1,139,815         56,052
                                                            -----------------------------------------
FINANCING
  Issue of preference shares                                         -      3,732,779              -
  Issue of convertible debt                                          -              -      1,488,000
  Issue of common shares                                             -        894,108        373,920
  Class A warrants exercised                                         -              -        781,313
  Class B warrants exercised                                         -              -      1,041,750
  Warrants exercised                                                 -        270,077              -
  Options exercised                                                  -              -        180,579
  Repayment of convertible debt                                      -              -     (1,488,000)
  Bank indebtedness                                                  -              -       (148,025)
  Long-term debt                                              (317,977)    (3,330,403)      (915,230)
  Deferred revenue                                             (94,406)        25,842       (155,692)
  Due to related parties accretion adjustment                        -        325,050        325,050
  Share issue costs                                                  -       (381,597)    (1,013,075)
                                                            -----------------------------------------

                                                              (412,383)     1,535,856        470,590
                                                            -----------------------------------------
INVESTING
  Franchise rights                                                   -       (894,108)             -
  Non-controlling interest in subsidiaries                           -       (840,055)             -
  Non-controlling interest accretion adjustment                      -       (325,050)      (325,050)
  Notes receivable                                             (26,659)       211,120       (147,111)
  Purchase of capital assets                                  (140,059)       (24,077)      (262,116)
  Deferred issue costs                                               -              -        295,034
  Advertising commitment                                        51,118       (162,940)      (139,764)
  Restaurants held for resale                                  (77,921)      (403,070)        57,879
  Deferred emporium costs                                     (162,354)             -              -
                                                            -----------------------------------------

                                                              (355,875)    (2,438,180)      (521,128)
                                                            -----------------------------------------

NET CASH INFLOW (OUTFLOW)                                     (183,241)       237,491          5,514

CASH POSITION, BEGINNING OF YEAR                               243,005          5,514              -
                                                            -----------------------------------------

CASH POSITION, END OF YEAR                                      59,764        243,005          5,514
                                                            -----------------------------------------
                                                            -----------------------------------------


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 10)

                        YEAR ENDED JUNE 30, 1995 AND 1994
                                (CANADIAN DOLLARS

                                                                          - - - - - - - COMMON SHARES - - - - - - -
                                                REDEEMABLE, CONVERTIBLE                                   SHARES
                                                  --PREFERRED SHARES--                                   (1 FOR 3
                                                  SHARES        AMOUNT       SHARES         AMOUNT     REVERSE SPLIT)    DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 $                            $                             $
BALANCE, JUNE 30, 1992                                  -             -    39,552,796      8,428,695     13,184,265     (5,469,687)
Issue for cash                                          -             -       100,000        373,920         33,333              -
Warrants exercised                                      -             -    13,890,000      1,823,063      4,630,000              -
Options exercised                                       -             -     1,959,869        180,579        653,289              -
Share issue costs                                       -             -             -     (1,013,075)             -              -
Net Income for the year                                 -             -             -              -              -         58,112
                                              -------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1993                                  -             -    55,502,665      9,793,173     18,500,887     (5,411,575)
Common shares issued on conversion
of minority interest special shares                     -             -             -        894,108      1,619,760              -
Conversion of Royal Bank of Canada
  subordinated debenture to preferred shares    5,409,825     3,732,779             -              -              -              -
Warrants exercised                                      -             -             -        270,077        621,295              -
Share issue costs                                       -             -             -       (381,597)             -              -
Net income for the year                                 -             -             -              -              -        187,432
                                              -------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1994                          5,409,825     3,732,779    55,502,665     10,575,770     20,741,942     (5,224,143)
Net income for the year                                 -             -             -              -              -        107,211
                                              -------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1995                          5,409,825     3,732,779    55,502,665     10,575,770     20,741,942     (5,116,932)
                                              -------------------------------------------------------------------------------------
                                              -------------------------------------------------------------------------------------


                           See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995 AND 1994
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------


1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in these consolidated financial statements, which include the accounts of the Company and its subsidiaries from the date of acquisition as follows:

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995 AND 1994
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------



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

    Supplier incentives are recognized in the period to which they apply.

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995 AND 1994
                                  (CANADIAN DOLLARS)


                                                              1995      1994
--------------------------------------------------------------------------------


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

3.  NOTES RECEIVABLE

    Notes receivable are due from franchisees with interest at varying rates and repayable in scheduled instalments.
                                                          $             $
    Notes receivable, net of allowance for doubtful
    accounts of nil (1994 - nil)                         640,632       613,973
    Less current portion                                (302,499)     (283,607)
                                                       ---------     ---------
                                                         338,133       330,366
                                                       ---------     ---------
                                                       ---------     ---------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995 AND 1994
                                  (CANADIAN DOLLARS)


                                                            1995         1994
--------------------------------------------------------------------------------


4.   CAPITAL ASSETS
                                           ACCUMULATED
                                 COST      AMORTIZATION   -- NET BOOK VALUE --

                                 $             $           $            $

     Furniture and fixtures      198,370        193,414      4,956        6,896
     Machinery and equipment     462,334        205,467    256,867      196,336
     Reference books              25,966         19,496      6,470        6,269
                             --------------------------------------------------
                                 686,670        418,377    268,293      209,501
                             --------------------------------------------------
                             --------------------------------------------------


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


6.   FRANCHISE RIGHTS
                                                            $            $

     Franchise rights
                                                       14,177,565    14,175,609
     Accumulated amortization                          (3,194,004)   (2,483,968)
                                                      -----------   -----------

                                                       10,451,976    10,983,561
                                                      -----------   -----------
                                                      -----------   -----------

     As part of the stock-issue and restructuring on June 30, 1994, the Company acquired the minority interest of Treats Inc. Franchise rights include $894,108 representing the excess consideration paid over the stated value of the shares.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1995 AND 1994
                                  (CANADIAN DOLLARS)


                                                            1995          1994
--------------------------------------------------------------------------------

7.   LONG - TERM DEBT
                                                            $            $


     Standard Chartered Bank of Canada
       term loan, repayable in increasing monthly
       instalments plus interest at prime plus 2.5%, due
       January 1, 1996, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares
       in subsidiary and associated companies.             673,500    1,103,500
     Royal Bank of Canada Subordinate debenture,
       bearing interest at 8% per annum, payable
       quarterly in arrears, due and payable on the
       earlier of October 31, 1996 and the date of
       closing of an equity issue in the Company
       (see note 10 stock issues - debt restructuring-
       June 30, 1994)                                      925,000      850,000
     Other long-term debt, non-interest bearing,
       without specific terms of repayment                 652,927      540,904
                                                        ----------  -----------

                                                         2,251,427    2,494,404
     Less current portion                                 (733,500)    (590,924)
                                                        ----------  -----------

                                                         1,517,927    1,903,480
                                                        ----------  -----------
                                                        ----------  -----------

     Interest expense for the year related to long-term debt was $276,045 (1994 - $214,615).

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

                                                           1995           1994
--------------------------------------------------------------------------------

7.   LONG-TERM DEBT (CONT'D)

     The minimum future principle repayments required over the next five years are as follows:

                                $

          1996                     733,500
          1997                   1,094,535
          1998                      73,019
          1999                      60,873
          2000                     289,500
                                ----------
                                 2,251,427
                                ----------
                                ----------



8.   NON-CONTROLLING INTEREST IN SUBSIDIARIES

                                                         $              $
     200,000 authorized and issued preferred shares
        of Treats International Inc.                      232,000        232,000
                                                         --------       --------
                                                         --------       --------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES

     (a)  The Company is a defendant in the following civil litigation:

          (i) Triadon Investment Group Inc., a subsidiary company, was named in an action by a bank and judgement was awarded against the subsidiary for $119,353. As the subsidiary company is inactive and without assets, no provision has been recorded in respect of this judgement.

          (ii) The Company is also a defendant in several actions arising in the normal course of business, the final outcome of which cannot be determined at this time. An aggregate provision of approximately $436,000 has been recorded.

          Any settlement in regard of the above actions in excess of amounts provided will be recorded in the statement of income in the fiscal year the settlement occurs.

     (b) Certain franchised restaurants occupy their premises under lease arrangements wherein the Company is primarily responsible for performance under the lease. These leases are assigned to the franchisee, which becomes directly responsible for the contractual obligations under the lease. The aggregate rental obligations under these leases and various leases for office space over the next five years are as follows:

                           LEASES
                         ASSIGNED TO      LEASES
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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

10.  CAPITAL STOCK

     REVERSE STOCK SPLIT - JUNE 10, 1993

     On June 10, 1993, by consent of the holders of the majority of the outstanding shares of the common stock, the Company filed an amendment to its Certificate of Incorporation to reverse split the common stock 1 for 3 effective June 21, 1993.

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

     The above private sale allowed all Class A warrant holders to exercise their Class A warrants at $0.27 for one share of the Company's common stock and all Class B warrant holders to exercise their Class B warrants at $0.36 for one share of the Company's common stock. This resulted in the issue of 4,630,000 common shares for net proceeds of $1,823,063 (U.S.$1,458,450).
     Each share bears a restrictive legend prohibiting the resale of the share of common stock, except where the resale is pursuant to the registration under the Securities Act or an applicable exemption therefrom: such as, compliance with the requirements of Rule 144 promulgated by the Securities Exchange Commission under the U.S. Securities Act.

     These same shares were sold on June 10, 1994 by Austin Bernet Inc. to a company controlled by the President and Chief Executive Officer.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

10.  CAPITAL STOCK (CONT'D)

     STOCK ISSUE - JUNE 8, 1993

     On June 8, 1993 the following shares were issued to Tricapital Management Limited from reserved shares:
                                                                        NUMBER
                                                                       OF SHARES

     Common shares with a fair value of U.S. $29,764 were issued at nominal cost of U.S. $1 as part of the Tricapital success fees related to the February 5, 1993 warrant exercise. 94,490

     171,300 shares were issued pursuant to the Tricapital interim financing agreement as follows:

     January 31, 1992    1% of 12,500,000
       acquisition of      at U.S. $0.20
       Treats Inc.                                                       125,000
     February 5, 1993    1% of 4,630,000
     warrant exercise      at U.S. $0.20                                  46,300

     In addition, 387,500 common shares were issued for fair
     value of U.S. $77,539 and nominal consideration of U.S. $1 pursuant to the Tricapital interim financing agreement of
     January 31, 1992.  The agreement called for 1 share to be
     issued for every $1 of debt outstanding July 3, 1992 when
     the Tricapital loan became subordinated to the RBCC debenture.      387,500
                                                                         -------
     Total shares issued                                                 653,290
                                                                         -------
                                                                         -------

     Total fair value consideration recorded is U.S. $141,579.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

10.  CAPITAL STOCK (CONT'D)

     RESERVED SHARES - JUNE 30, 1993

     In connection with the January 31, 1992 acquisition of Treats Inc., the following was reserved for Tricapital Management Limited:

                                         CONSIDERATION  NO. OF SHARES
                                            (U.S.$)
     Share purchase warrants at
     U.S. $.315 expiring
     January 31, 1995                        142,811      453,368

     In connection with the
     February 5, 1993 warrant
     exercise, shares were
     reserved for Tricapital
     Management Limited                       52,897      167,927
                                             -------      -------
                                             195,708      621,295
                                             -------      -------
                                             -------      -------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

     RESERVED SHARES

     The Company has issued 350,000 common shares pursuant to the debt restructuring on June 30, 1994. The Royal Bank Capital Corporation received an additional 350,000 common shares at nominal consideration as the Company has been unsuccessful in raising U.S. $4 million in new equity by June 30, 1995. These shares have been issued subsequent to year end.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 34.1% of the issued stock. As part of the restructuring effective June 30, 1994 (see note 7) the Royal Bank of Canada converted its existing subordinated debenture into preference shares and issued a debenture (see note 7). The carrying value of the debenture was discounted to reflect the relative fair value of the debt and the shares. The discount of $150,000 is being amortized on a straight-line basis over the life of the debt and results in an annual charge to interest expense of $75,000.

     (b) Interest expense related to the previous debenture referred to in (a) was $75,000 (1994 - $75,000).

     (c) Accounts and notes receivable include $45,374 (1994 - $43,591) due from a franchisee related to the President and Chief Executive Officer of the Company.

     (d) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is 100% owned by the family of the President. The family owns approximately 34.2% of the common stock of the Company.

     (e) The Company has advanced $160,000 to certain officers, under a loan agreement, to fund the purchase of company stock.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1004
                               (CANADIAN DOLLARS)

                                                           1995           1994
--------------------------------------------------------------------------------

12.  INCOME TAXES

     Income taxes have not been provided for as the consolidated group of companies have tax losses of $3,916,774 available to offset taxable income. These losses expire as follows:

                                            $

                         1997               47,998
                         1998            2,097,008
                         1999              910,753
                         2000              799,837
                         2001                1,178
                                        ----------
                                         3,916,774
                                        ----------
                                        ----------


13.  EARNINGS PER SHARE

     Primary earnings (loss) per share                       0.01           0.01
                                                       -------------------------
                                                       -------------------------

     Weighted average number of shares outstanding     20,741,942     18,507,028
                                                       -------------------------
                                                       -------------------------


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


14.  COMPARATIVE FIGURES

     Certain 1994 and 1993 comparative figures have been reclassified to conform with the current year's financial statements presentation.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING
                              AND FINANCIAL DISCLOSURE.

-------------------------------------------------------------------

    -    No Disagreements or changes.

                                       PART 111

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth the names of the Company's Directors and Officers since the acquisition in January 1992. The Directors of the Company are elected annually by the shareholders and the Officers are appointed annually by the Board of Directors. The Company intends to expand the Board to five Directors.

NAME               AGE  POSITION

Paul J. Gibson     41   President, C.E.O. and Director

John A. Deknatel   49   Chief Operating Officer and Director

Peter-Mark Bennett 39   Director

David M. Dean      57   Chief Financial Officer

Erhard M. Sommer   58   Vice President, Operations

Francois Turcot    36   Comptroller


PAUL J. GIBSON

    Mr. Gibson is President, C.E.O. Chairman of the Board of the Company. Mr. Gibson has served as President and C.E.O. of TCC since its formation in 1988 and of Treats Inc. since July 1990. Mr. Gibson also serves in various capacities of The Company's wholly owned subsidiaries. From its formation in 1986 until the present, he has been President and C.E.O. of TMG, now a wholly owned subsidiary of Treats Inc.



JOHN A. DEKNATEL

    Mr. Deknatel is C.O.O. and Director of the Company. He also serves in various capacities for The Company's wholly owned subsidiaries. Prior to joining the Company in 1991, Mr. Deknatel served as Vice President and General Manager of Manchu Wok U.S.A., a division of Scott's Hospitality, of Toronto, Ontario. From 1985 to 1987, he was Director of Food Services for Canada's Wonderland, a major theme park.

PETER-MARK BENNETT

    Mr. Bennett was appointed Director December 16, 1994. Mr. Bennett has been Director of Operations of Network Xcellence Ltd. in Ottawa from July 1994 to present. From July 1990 to June 1992 he was Vice-President of Treats Inc. Prior to July 1990 he was Managing Director of Widely Held Northern Investments Ltd.



DAVID M. DEAN

    Mr. Dean is C.F.O. of the Company. He also serves in various capacities for The Company's wholly owned subsidiaries. Prior to joining the Company in 1990, he served as Vice President of Finance for Leigh Instruments Ltd. in Ottawa, Ontario, Canada since 1978. Mr. Dean left the Company on August 11, 1996 to pursue other interests.



ERHARD M. SOMMER

    Mr. Sommer is Vice President of Operations of the Company. He has been the Vice President of Operations of Treats International Enterprises, Inc., since its formation in 1990. He was the Director of Operations of U.S.A. Treats, the former National Licensor for the (US) in Somerset, New Jersey from January 1990 to October 1990. from March 1985 to January 1990, he was self-employed as a Consultant in the food and hospitality industries. From August 1979 to February 1985, he served as President of Fruzen Gladje Ice Cream, Ltd., in Lindenhurst, New York.



FRANCOIS TURCOT

    Mr. Turcot has been comptroller of the Company since May 1991. Prior to joining the Company Mr. Turcot held the position of Comptroller with a Transport Company in Paul's Transfer, in Hull, Quebec. From October 1986 to November 1989, Mr. Turcot was Comptroller at the Ramada Hotel in Hull, Quebec.

ITEM 11  EXECUTIVE COMPENSATION

    Set forth in the table below, is the cash compensation paid to all officers of the Company receiving in excess of (US) $100,000 per annum and the total to all Executive Officers as a group:


                                                 U.S.  $
                   CAPACITIES IN                 CASH
NAME OF INDIVIDUAL WHICH SERVED                  COMPENSATION
------------------ ------------                  ------------

Paul J. Gibson     Chairman and Chief
                   Executive Officer             $115,000

John Deknatel      Director and
                   Chief Operating Officer       $100,000

David M. Dean      Chief Financial Officer       $100,000

Executive officers as a group (5 people)         $394,000


-   There are no options or warrants granted to the present officers.

EMPLOYMENT AGREEMENT

By resolution of the Board of Directors, on May 15, 1995, compensation agreements were approved for the Chairman and Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer. Effective July 3, 1995, the resolution confirms the above listed remuneration and sets compensation in the event of severance as twenty four (24) months salary.

       ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following sets forth as of the date of filing, the number and percentage owned of record and beneficially, by each Officer and Director of the Company and by any other person owning 5% or more of the outstanding shares.

Principal Shareholders  &  Officers                   Effective October 10,1996
-----------------------------------                   -------------------------

                                                      # Shares of         %
                                                      Common stock    Ownership
                                                      Registered
                                                      ------------    ----------

Paul Gibson Intrust                      (1)             960,049        5.05%
418 Preston Street
Ottawa,Ontario (K1S 4N2)

John Deknatel                                            131,121        0.69%
418 Preston Street
Ottawa,Ontario (K1S 4N2)

David & Carole Dean                                       71,881        0.38%
418 Preston Street
Ottawa,Ontario (K1S 4N2)

Access Investment Group Ltd              (2)           5,060,285       26.60%
Sassoon House
Nassau,Bahamas

Buffalo International Ltd                (3)             398,288        2.09%
Sassoon House
Nassau,Bahamas

Erhard Sommer                                             26,667        0.14%
418 Preston Street
Ottawa,Ontario (K1S 4N2)

Francois Turcot                                           36,458        0.19%
418 Preston Street
Ottawa,Ontario (K1S 4N2)

                                                     -----------     --------
Officers & Directors as a group                        6,684,749       35.14%
                                                     -----------     --------
Owners in excess of 5%
----------------------
Royal Bank / RBCC                        (4)           7,207,760       37.89%
200 Bay Street,13 th Floor
Toronto,Ontario (M5J 2J5)

NOTES
-----

1. Paul J. Gibson may be deemed to be a promoter as such terms are defined under the Securities Act of 1933.

2. Access Investment Group Ltd. is a company controlled by Mr. P. Gibson and his immediate family.

3. Buffalo International Ltd. is a company controlled by David Dean and his immediate family.

4. RBCC is a wholly owned subsidiary of the Royal Bank of Canada. The Royal Bank of Canada is a widely held Canadian Chartered Bank. To the best of the Company's knowledge, no one entity controls more than 10% of all outstanding shares of the Royal Bank of Canada.

    The Royal Bank holds all the issued Series A preferred shares which are convertible, at their option, at $.8185 Cdn.per share. The undeclared cumulative dividend may also be converted at $.8185 Cdn.
                                                                         SHARES
                                                                         ------

    Current Holdings RBCC/Royal Bank                                  7,207,760

    POTENTIAL CONVERSION OF PREFERRED SHARES
    AND DIVIDEND.

    Preferred Shares                   $ 3,732,774 @ $.8185           4,560,213

    Dividend to June 30, 1996          $   410,606 @ $.8185             501,624

    Dividend July 01, 1996 to
         September 30, 1996            $    51,326 @ $.8185              62,703
                                                                         ------

    Fully diluted ownership of RBCC/Royal Bank (51.07%)              12,332,300
                                                                     ----------
                                                                     ----------

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    CAPITAL STOCK

    RESERVED SHARES - JUNE 30, 1994

    On June 30, 1994 Tricapital Management Limited exercised its outstanding warrants and reserved shares to acquire 621,295 common shares for consideration of $270,077 (U.S.$195,708).

    STOCK ISSUE - DEBT RESTRUCTURING - JUNE 30, 1994

    The Company concluded its negotiations under a private placement offering to restructure its debt and capital, effective June 30, 1994, as follows:

    Royal Bank of Canada, in consideration for retiring the outstanding debenture of $4,732,779, issued a subordinated debenture of $1,000,000 adjusted for $150,000 accretion to $850,000 and was issued 5,409,825 non-voting series A preference shares for the balance. These shares are redeemable at the option of the Company at a price of U.S. $1 per share at any time. The shares carry a cumulative 5.5% cash dividend payable quarterly in arrears. At the option of the holder the dividend may be paid in the form of common shares of the Company. The shares are convertible at the option of the holder at U.S. $.60 per share.

    SPECIAL SHARES CONVERTED TO COMMON SHARES
    As part of the restructuring, effective June 30, 1994, the 4,500,000 special shares of Treats Inc. held by the Royal Bank of Canada were accreted back to the $45 aggregate issue price. The Royal Bank of Canada converted its special shares into 1,619,760 common shares of the Company.

    ISSUANCE OF SHARES
    The Company has issued 350,000 common shares pursuant to the debt restructuring on June 30, 1994. The Royal Bank Capital Corporation received an additional 350,000 common shares at nominal consideration as the Company has been unsuccessful in raising U.S. $4 million in new equity by June 30, 1995.

    CANCELLATION OF COMMON SHARES  - JANUARY 4, 1996
    Pursuant to a resolution of the Board of Directors, the Transfer Agent of record was instructed to cancel and return to treasury 2,067,344 common shares held by Tricapital Management Limited. The shares were originally issued pursuant to a debt restructuring with Tricapital Management Limited. The restructuring did not proceed as outlined and accordingly these shares were cancelled.

    RELATED PARTY TRANSACTIONS

(a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the issued stock. The Royal Bank of Canada holds a subordinated debenture (see note 7). Interest expense related to the debenture was $84,484 (1995 - $80,000).

(b) Accounts and notes receivable include nil (1995 - $45,374) due from a franchisee related to the President of the Company.

(c) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is 100% owned by the family of the President. The family owns approximately 32.6% of the common stock of the Company.

(d) Under a loan agreement, the Company has advanced $160,000 to certain officers to fund the purchase of company stock.

(e) During the year, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. the President of which, is a family member of the Chief Executive Officer of the Company.

                                       PART 1V

ITEM 14  SCHEDULES

INDEX
-----

-   Auditors Opinion                                       Page 67

-   Computation of Earnings Per Share - US GAAP
              Treasury Share Method                        Page 68

-   Computation of Treasury Share Method                   Page 69

                  AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


TO THE BOARD OF DIRECTORS OF
TREATS INTERNATIONAL ENTERPRISES INC.


We have audited the consolidated balance sheet of Treats International Enterprises Inc. as at June 30, 1996, 1995 and 1994 and the consolidated statements of income and deficit, cash flow and stockholders' equity for the years then ended and have issued our report thereon dated August 14, 1996; such consolidated financial statements and our report thereon are included elsewhere herein. Our examinations also comprehended the financial statement schedules of Treats International Enterprises Inc. listed in item 14 in its Report on Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.





                                       Orenstein & Partners

                                       Chartered Accountants


August 14, 1996

ITEM 14   SCHEDULES

                   TREATS INTERNATIONAL ENTERPRISES, INC.

COMPUTATION OF EARNINGS PER SHARE




                                                         For the fiscal quarter ended                For the fiscal year ended
                                            -----------------------------------------------------   --------------------------

                                             September     December       March           June          June          June
                                                1995         1995          1996           1996          1996          1995
                                            -----------   -----------   -----------   -----------   -----------   -----------

PRIMARY EARNINGS PER SHARE - U.S.GAAP
-------------------------------------
Net earnings                                   $15,927      ($14,387)    ($112,944)     $117,650        $6,246      $107,211
Cumulative dividends                           (51,325)      (51,326)      (51,326)      (51,326)     (205,303)     (205,303)
                                            ----------   -----------   -----------   -----------   -----------   -----------

Net earnings after cumulative dividends       ($35,398)     ($65,713)    ($164,270)      $66,324     ($199,057)     ($98,092)
                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------


Common Shares oustanding at the
beginning of the period                     21,091,942    21,091,942    19,024,598    19,024,598    20,741,942    20,741,942


Weighted average number of Common
Shares issued during the period.                     0       262,740    (1,008,184)            0      (745,444)
                                            ----------   -----------   -----------   -----------   -----------   -----------

Weighted average number of Common
Shares oustanding at the end of the period. 21,091,942    21,354,682    18,016,414    19,024,598    19,996,498    20,741,942
                                            ----------   -----------   -----------   -----------   -----------   -----------


Treasury Common Shares assumed purchased
from proceeds of issue                               0             0             0             0             0        (1,000)


Basic earnings per Share                      ($0.0017)     ($0.0031)     ($0.0091)      $0.0035      ($0.0100)     ($0.0047)
                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------




FULLY DILUTED EARNINGS PER SHARE - U.S.GAAP
-------------------------------------------

Net earnings  as reported
      Less:  Cumulative dividends              $15,927      ($14,387)    ($112,944)     $117,650     ($199,057)     ($98,092)
                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------

After tax imputed earnings from the
investment of funds received through
 dilution                                           $0            $0            $0            $0            $0           $30

Adjusted net earnings                          $15,927      ($14,387)    ($112,944)     $117,650     ($199,057)     ($98,062)

Weighted average number of Common
Shares oustanding at the end of the period. 21,091,942    21,354,682    18,016,414    19,024,598    19,996,498    20,741,942

Weighted average Common Stock
equivalents based on conversion of
Warrants and Stock Options.                  4,560,213     4,560,213     4,560,213     4,560,213     5,061,837     4,866,664



                                            ----------   -----------   -----------   -----------   -----------   -----------

Weighted average number of Common
Shares oustanding at the end of the period. 25,652,155    25,914,895    22,576,627    23,584,811    25,058,335    25,608,606
                                            ----------   -----------   -----------   -----------   -----------   -----------


Fully diluted earnings per Share               $0.0006      ($0.0006)     ($0.0050)      $0.0050      ($0.0079)     ($0.0038)

                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------


ITEM 14   SCHEDULES

                   TREATS INTERNATIONAL ENTERPRISES, INC.

COMPUTATION OF EARNINGS PER SHARE




                                                      For the fiscal quarter ended                 For the fiscal year ended
                                            ----------------------------------------------------   --------------------------

                                            September      December       March          June         June          June
                                               1995          1995         1996           1996         1996          1995
                                            -----------  -----------   -----------   -----------   -----------   -----------

BASIC EARNINGS PER SHARE
------------------------

Net earnings                                   $15,927      ($14,387)    ($112,944)     $117,650        $6,246      $107,211
Cumulative dividends                           (51,325)      (51,326)      (51,326)      (51,326)    ($205,303)     (205,303)
                                            ----------   -----------   -----------   -----------   -----------   -----------

Net earnings after cumulative dividends       ($35,398)     ($65,713)    ($164,270)      $66,324     ($199,057)     ($98,092)
                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------

Common Shares oustanding at the
beginning of the period                     20,741,942    20,741,942    21,091,942    21,091,942    20,741,942    20,741,942

Weighted average number of Common
Shares issued (cancelled) during the period.         0       262,740    (1,008,184)            0      (745,444)            0
                                            ----------   -----------   -----------   -----------   -----------   -----------

Weighted average number of Common
Shares oustanding at the end of the period. 20,741,942    21,004,682    20,083,758    21,091,942    19,996,498    20,741,942
                                            ----------   -----------   -----------   -----------   -----------   -----------


Basic earnings per Share                      ($0.0017)     ($0.0031)     ($0.0082)      $0.0031      ($0.0100)     ($0.0047)
                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------



FULLY DILUTED EARNINGS PER SHARE
--------------------------------

Net earnings before imputed earnings
      Less:  Cumulative dividends             ($35,398)     ($65,713)    ($164,270)      $66,324     ($199,057)     ($98,092)
                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------


After tax imputed earnings from the
investment of funds received through dilution       $0            $0            $0            $0            $0           $30

Adjusted net earnings
      Less:  Cumulative dividends             ($35,398)     ($65,713)    ($164,270)      $66,324     ($199,057)     ($98,062)

Weighted average number of Common
Shares oustanding at the end of the period. 20,741,942    21,004,682    20,083,758    21,091,942    19,996,498    20,741,942

Weighted average Common Stock
equivalents based on conversion of
Warrants and Stock Options.                  4,560,213     4,560,213     4,560,213     4,560,213     5,061,837     4,866,664


                                            ----------   -----------   -----------   -----------   -----------   -----------

Weighted average number of Common
Shares oustanding at the end of the period. 25,302,155    25,564,895    24,643,971    25,652,155    25,058,335    25,608,606
                                            ----------   -----------   -----------   -----------   -----------   -----------


Fully diluted earnings per Share                ($0.00)       ($0.00)       ($0.01)        $0.00      ($0.0079)     ($0.0038)
                                            ----------   -----------   -----------   -----------   -----------   -----------
                                            ----------   -----------   -----------   -----------   -----------   -----------



                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TREATS INTERNATIONAL ENTERPRISES, INC.





November 15, 1996                         By: /s/ Paul J. Gibson
                                             -----------------------------------
                                                                  PAUL J. GIBSON
                                                           Chairman of the Board
                                             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




November 15, 1996                         By: /s/ Paul J. Gibson
                                             -----------------------------------
                                                                  PAUL J. GIBSON
                                                           Chairman of the Board
                                             President & Chief Executive Officer






November 15, 1996                         By: /s/ John Deknatel
                                             -----------------------------------
                                                                   JOHN DEKNATEL
                                                         Chief Operating Officer