Form 10-Q
period 1996-09-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 1996-11-29
CIK 842906

                                      [LOGO]




                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                 (For The Three Months Ended September 30, 1996)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                      Commission File No:
September 30, 1996                                                    0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                      I.R.S. Employer No:
   DELAWARE                                                         13-3495199

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.


                                         10-Q

                        Three months ended September 30, 1996



                                        INDEX

                                                               PAGE

PART 1   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, September 30, 1996                       1

         Statement of Income - September 30, 1996                2

         Statement of Cash Flows, September 30, 1996             3

         Statement of Stockholder's Equity                       4

         Notes to Financial Statements                           5 to 15

ITEM 2   Management's Discussion and Analysis
         of the Statement of Income                             16 to 18

PART 11  Other Information - Items 1 to 6                       19

         Signatures                                             20

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                              CONSOLIDATED BALANCE SHEET
                                  (CANADIAN DOLLARS)

                                                               SEPTEMBER 30     JUNE 30      SEPTEMBER      JUNE 30
                                                      NOTE        1996           1996          1995          1995
                                                               (UNAUDITED)     (AUDITED)    (UNAUDITED)    (AUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                    $              $             $             $
                                        ASSETS
CURRENT ASSETS
Bank                                                               ---            ---            ---          59,765
Accounts Receivable                                               481,101        384,570        639,897      461,647
Prepaid Expenses                                                  128,812        206,826        223,620      186,836
Construction work in process                                      182,139        352,198        120,147       58,726
Current portion of notes receivable                               252,743        312,633        330,312      302,500
                                                               ----------     ----------     ----------   ----------
                                                                1,044,795      1,256,227      1,313,976    1,069,474
STORES HELD FOR RESALE                                                  0        660,373        503,659      546,215
NOTES RECEIVABLE                                       3        1,017,376        892,517        347,019      338,135
CAPITAL ASSETS                                         4          697,919        193,836        252,453      268,294
ADVERTISING COMMITMENT                                             10,228         19,310         60,724       66,768
DEFERRED EMPORIUM COSTS                                           542,085        228,113        148,825      162,355
FRANCHISE RIGHTS                                       5       10,097,587     10,274,780     10,812,103   10,983,566
                                                               ----------     ----------     ----------   ----------
                                                               13,409,990     13,525,156     13,438,759   13,434,807
                                                               ----------     ----------     ----------   ----------
                                                               ----------     ----------     ----------   ----------
                                     LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                 278,179        187,218          1,369       ---
Accounts payable and accrued liabilities                        1,105,839      1,479,357      1,439,816    1,520,307
Current portion of long-term debt                                 275,651        180,371        720,000      733,500
                                                               ----------     ----------     ----------   ----------
                                                                1,659,669      1,846,946      2,161,185    2,253,807

LEASE SECURITY DEPOSITS                                           245,302        234,989        251,208      221,589
LONG-TERM DEBT                                                 62,085,996      2,044,364      1,568,779    1,517,925
DEFERRED REVENUE                                                  ---            ---             18,253       18,079
                                                               ----------     ----------     ----------   ----------
                                                                2,331,298      2,279,353      1,838,240    1,757,593

NON-CONTROLLING INTEREST                               8          ---            ---            232,000      232,000
                                                               ----------     ----------     ----------   ----------
                                                                3,990,967      4,126,299      4,231,425    4,243,400
                                                               ----------     ----------     ----------   ----------
CONTINGENCIES                                          9
                                 STOCKHOLDERS EQUITY
CAPITAL STOCK                                         10
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.04 per share, redeemable at option
of company at US $1.00 per share par value US $.50              3,732,779      3,732,779      3,732,779    3,732,779
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,599 common shares                                  19,025         19,025         20,742       20,742
Additional paid - in capital                                   10,757,739     10,757,739     10,555,028   10,555,028
                                                               ----------     ----------     ----------   ----------
                                                               14,509,543     14,509,543     14,308,549   14,308,549
                                                               ----------     ----------     ----------   ----------
Deficit                                                        (5,090,520)    (5,110,686)    (5,101,215)  (5,117,142)
                                                               ----------     ----------     ----------   ----------
                                                                9,419,023      9,398,857      9,207,334    9,191,407
                                                               ----------     ----------     ----------   ----------
                                                               13,409,990     13,525,156     13,438,759   13,434,807
                                                               ----------     ----------     ----------   ----------
                                                               ----------     ----------     ----------   ----------

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                                  (CANADIAN DOLLARS)

                                                FOR THE FISCAL QUARTER ENDED      FOR THE FISCAL QUARTER ENDED
                                               -----------------------------     -----------------------------
                                               SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                       NOTE        1996             1995             1996             1995
                                                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                     $                $                $                $
REVENUES

Royalties                                          419,812          435,480          419,812          435,480
Franchising                                         15,973           61,075           15,973           61,075
Supplier Incentives, Commissions & Other           315,625          349,500          315,625          349,500
Sales of managed Franchise Stores                  106,542          548,050          106,542          548,050
Proprietary products                               105,332            ---            105,332            ---
                                                   -------        ---------          -------        ---------

                                                   963,284        1,394,105          963,284        1,394,105
                                                   -------        ---------          -------        ---------

COST AND EXPENSES

Regional operations                                135,211          131,205          135,211          131,205
Franchising                                         17,179           22,453           17,179           22,453
Head office and administration                     264,930          371,536          264,930          371,536
Managed franchise stores                           115,504          581,398          115,504          581,398
Proprietary products                                96,667            ---             96,667            ---
                                                   -------        ---------          -------        ---------

                                                   629,491        1,106,592          629,491        1,106,592
                                                   -------        ---------          -------        ---------

E.B.I.T.D                                          333,793          287,513          333,793          287,513

Interest expense                                    39,882           59,324           39,882           59,324
Depreciation and Amortization                      273,745          212,262          273,745          212,262
                                                   -------        ---------          -------        ---------

                                                   313,627          271,586          313,627          271,586
                                                   -------        ---------          -------        ---------


NET INCOME FOR THE PERIOD                           20,166           15,927           20,166           15,927
                                                   -------        ---------          -------        ---------

Earnings per share                                    0.00             0.00             0.00             0.00
                                                   -------        ---------          -------        ---------
                                                   -------        ---------          -------        ---------

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (CANADIAN DOLLARS)

                                                          FOR THE FISCAL QUARTER ENDED      FOR THE FISCAL QUARTER ENDED
                                                         -----------------------------     -----------------------------
                                                         SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                                             1996             1995             1996             1995
                                                          (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                               $                $                $                $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                 20,166           15,927           20,166           15,927
ITEMS NOT AFFECTING CASH
   Depreciation & Amortization                               273,745          212,262          273,745          212,262
   Interest expense related to annual accretion                    0           18,750                0           18,750
Changes in non-cash operating working capital items         (221,976)        (356,946)        (221,976)        (356,946)
                                                            --------         --------         --------         --------

                                                              71,935         (110,007)          71,935         (110,007)
                                                            --------         --------         --------         --------

FINANCING
Bank Indebtedness                                             90,961            1,369           90,961            1,369
Long - term debt                                             136,912           37,354          136,912           37,354
                                                            --------         --------         --------         --------

                                                             227,873           38,723          227,873           38,723
                                                            --------         --------         --------         --------

INVESTING
Issue of notes receivable, net of repayments                 (64,969)         (36,696)         (64,969)         (36,696)
Purchase of capital & other assets                          (600,635)         (72,911)        (600,635)         (72,911)
Deferred cost                                               (313,972)           ---           (313,972)           ---
Advertising commitment                                         9,082            6,044            9,082            6,044
Security deposits                                             10,313           29,619           10,313           29,619
Non-Controlling interest accretion                                 0                0                0                0
Managed franchise stores held for resale                     660,373           42,556          660,373           42,556
Deferred revenue                                                   0              174                0              174
                                                            --------         --------         --------         --------

                                                            (299,808)         (31,214)        (299,808)         (31,214)
                                                            --------         --------         --------         --------

NET GENERATED CASH (OUTFLOW)                                       0         (102,498)               0         (102,498)

CASH POSITION, BEGINNING OF PERIOD                                 0           59,765                0           59,765
                                                            --------         --------         --------         --------

CASH POSITION, END OF PERIOD                                       0          (42,733)               0          (42,733)
                                                            --------         --------         --------         --------
                                                            --------         --------         --------         --------

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          PERIOD ENDED SEPTEMBER 30, 1996 AND JUNE 30, 1996, 1995, 1994, 1993

                                             REDEEMABLE, CONVERTIBLE
                                             ---PREFERRED SHARES---     ----COMMON SHARES----
                                             -----------------------    ---------------------
                                              SHARES        AMOUNT       SHARES       AMOUNT       DEFICIT     TOTAL
----------------------------------------------------------------------------------------------------------------------
                                                              $                         $                        $
Balance June 30, 1993                            ---          ---       18,500,887   9,793,182  (5,411,575)  4,381,607

Common shares issued on conversion
 of minority interest special shares                                     1,619,760     894,108       ---       894,108
Conversion of Royal Bank of Canada
 subordinated debenture to preferred shares  5,409,825     3,732,779                                         3,732,779
Warrants exercised                               ---          ---          621,295      270,077      ---       270,077
Share issue costs                                ---          ---            ---       (381,597)     ---      (381,597)
Net income for the year                          ---          ---            ---          ---      187,432     187,432

                                             ---------     ---------    ----------  ----------  ----------   ---------

Balance June 30, 1994                        5,409,825     3,732,779    20,741,942  10,575,770  (5,224,143)  9,084,406
Net income for the year                          ---          ---            ---          ---      107,211     107,211
                                             ---------     ---------    ----------  ----------  ----------   ---------

Balance June 30, 1995                        5,409,825     3,732,779    20,741,942  10,575,770  (5,116,932)  9,191,617

Common shares issued                                                       350,000         350                     350
Cancellation of common shares                                           (2,067,344)     (2,067)                 (2,067)
Share issue costs                                                                      (29,289)                (29,289)
Redemption of non-controlling interest                                                                               0
 in subsidiary                                                                         232,000                 232,000
Net income for the year                          ---          ---            ---          ---        6,246       6,246
                                             ---------     ---------    ----------  ----------  ----------   ---------

Balance June 30, 1996                        5,409,825     3,732,779    19,024,598   10,776,764 (5,110,686)  9,398,857

Net income for the period                        ---          ---            ---          ---       20,166      20,166

                                             ---------     ---------    ----------  ----------  ----------   ---------

Balance September 30, 1996                   5,409,825     3,732,779    19,024,598  10,776,764  (5,090,520)  9,419,023
                                             ---------     ---------    ----------  ----------  ----------   ---------
                                             ---------     ---------    ----------  ----------  ----------   ---------

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT SEPTEMBER  30, 1996
                                  (CANADIAN DOLLARS)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

   These consolidated financial statements comprise the accounts of the Company and its wholly - owned subsidiaries. All intercompany transactions and balances have been eliminated in these consolidated financial statements, which include the accounts of the Company and its subsidiaries from the date of acquisition as follows:

   *    Treats Inc.
   *    Treats Ontario Inc.
   *    Chocolate Gourmet Treats Limited
   *    Accounting & Consulting Inc.
   *    Treats International Inc.
   *    Triadon Investment Group Inc.

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

                                                       SEPTEMBER           JUNE
                                                          1996             1996

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT'D)

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

3.  NOTES RECEIVABLE

    Notes receivable are due from franchisees with interest at varying rates and repayable in scheduled instalments.
                                                       $                 $
    Notes receivable, net of allowance
    for doubtful accounts of Nil (1996 - nil)       1,270,119      1,205,150

    Less current portion                             (252,743)      (312,633)
                                                    ---------      ---------

                                                    1,017,376        982,517
                                                    ---------      ---------
                                                    ---------      ---------

                                                       SEPTEMBER         JUNE
                                                          1996           1996

--------------------------------------------------------------------------------

4.  CAPITAL ASSETS                   ACCUMULATED
                            COST     AMORTIZATION         --- NET BOOK VALUE --

                              $          $                 $              $

Stores & Equipment         542,028       23,734        518,294                 0
Furniture and fixtures     201,103      198,193          2,910           237,000
Machinery and equipment    478,315      306,556        171,759           187,803
Reference books             25,966       21,013          4,953             5,796
                         ---------      -------        -------           -------
                         1,247,412      549,496        697,916           193,836
                         ---------      -------        -------           -------
                         ---------      -------        -------           -------

5.  ADVERTISING COMMITMENT

    The Company receives prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally.
    The funds collected, net of costs incurred, are recorded as a liability for future advertising and promotion. During fiscal 1996 advertising and promotion costs incurred exceeded funds collected.

6.  FRANCHISE RIGHTS
                                                          $               $

    Franchise rights                                14,175,609       14,175,609
    Accumulated amortization                        (4,078,022)      (3,900,829)
                                                    ----------       ----------
                                                    10,097,587       10,274,780
                                                    ----------       ----------
                                                    ----------       ----------

    The company obtained an independent appraisal dated August 28, 1996 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants. substantiating a valuation of franchise rights in excess of $10,000,000 as at June 30, 1996.

                                                       SEPTEMBER         JUNE
                                                          1996           1996

--------------------------------------------------------------------------------

7.  LONG - TERM DEBT                                       $               $

    3193853 Canada Inc.
    term loan, repayable in 66 monthly instalments
    of $10,000 plus interest at prime plus 2.5% due
    March 2001, secured by a general security
    agreement, general assignment of book debts
    and franchise rights, pledge of all the shares in
    subsidiary and associated companies.                   608,000      608,000

    Royal Bank of Canada Subordinate debenture,
    Subordinated debenture, bearing interest at 8%
    per annum, payable in 60 monthly instalments, due
    June 30, 2001.                                       1,129,562    1,129,562

    Business Development Bank of Canada
    Term loan, repayable in 50 monthly instalments
    of $2,001 plus interest at prime plus 4.0%, due
    June 23, 2000.                                          90,000       96,000

    Other long-term debt, non-interest bearing,
    without specific terms of repayment.                   538,269      391,173
                                                         ---------    ---------

                                                         2,365,831    2,224,735
         Less current portion                             (275,651)    (180,371)
                                                         ---------    ---------

                                                         2,090,180    2,044,364
                                                         ---------    ---------
                                                         ---------    ---------

                                                       SEPTEMBER         JUNE
                                                          1996           1996

--------------------------------------------------------------------------------

    LONG-TERM DEBT (CONT'D)

    Interest expense for the year to date related to long-term debt was $39,882 (1995 - $59,324)

    The minimum future principle repayments required over the next five years are as follows:

                                                $

                                  1997      180,371
                                  1998      618,906
                                  1999      340,371
                                  2000      447,525
                                  2001      637,562
                                          ---------

                                          2,224,735
                                          ---------
                                          ---------

8.  NON-CONTROLLING INTEREST IN SUBSIDIARY

                                                           $               $

    200,000 authorized and issued preferred shares
    of Treats International Inc.                          ----           ----
                                                       ----------      --------


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

                             (ii) The Company is also a defendant in several
                                  actions arising in the normal course of
                                  business, the final outcome of which cannot be determined at this time. Any settlement in regard of these actions will be recorded in the statements of income in the fiscal year the settlement occurs.

    (b) Certain franchise stores occupy their premises under lease arrangements wherein the Company is primarily responsible for performance under the lease. The aggregate rental obligations under these leases and various leases for office space over the next five years are as follows:

                   LEASES
                 ASSIGNED TO           LEASES
               FRANCHISE STORES      ASSIGNED TO        LEASES FOR
               HELD FOR RESALE       FRANCHISEES         OFFICE SPACE

                     $                    $                   $

    1997          70,313             3,260,086             96,174
    1998          70,313             2,770,986             96,174
    1999          54,000             2,260,763             96,174
    2000          54,000             2,082,315             96,174
    2001           ---               1,437,131             32,058

    The total rental obligation subsequent to year 2001, based on current leases assigned to franchisees amounts to $4,160,000.

10. CAPITAL STOCK

    RESERVED SHARES - JUNE 30, 1994

    On June 30, 1994 Tricapital Management Limited exercised its outstanding warrants and reserved shares to acquire 621,295 common shares for consideration of $270,077 (U.S. $195,708).

    STOCK ISSUE - DEBT RESTRUCTURING - JUNE 30, 1994

    The Company concluded its negotiations under a private placement offering to restructure its debt and capital, effective June 30, 1994, as follows:

    Royal Bank of Canada, in consideration for retiring the outstanding debenture of $4,732,779 issued a subordinated debenture of $1,000,000 adjusted for $150,000 accretion to $850,000 and was issued 5,409,825 non-voting series A preference shares for the balance. These shares are redeemable at the option of the Company at a price of U.S. $1 per share at any time. The shares carry a cumulative 5.5% cash dividend payable quarterly in arrears. At the option of the holder the dividend may be paid in the form of common shares of the Company. The shares are convertible at the option of the holder at U.S. $.60 per share.

    SPECIAL SHARES CONVERTED TO COMMON SHARES

    As part of the restructuring, effective June 30, 1994, the 4,500,000 special shares of Treats inc. held by the Royal Bank of Canada were accreted back to the $45 aggregate issue price. The Royal Bank of Canada converted its special shares into 1,619,760 common shares of the Company.

    ISSUANCE OF SHARE

    The company has issued 350,000 Common Shares pursuant to the debt restructuring on June 30, 1994. The Royal Bank Capital Corporation received an additional 350,000 common shares at nominal consideration as the Company was unsuccessful in raising U.S. $4 million in new equity by June 30, 1995.

    CANCELLATION OF COMMON SHARES - JANUARY 4, 1996

    Pursuant to a resolution of the Board of Directors, the Transfer Agent of record was instructed to cancel and return to treasury the 2,067,344 common shares held by Tricapital Management Limited. The shares were originally issued pursuant to a debt restructuring with Tricapital Management Limited. The restructuring did not proceed as outlined and accordingly these shares were cancelled.

11. RELATED PARTY TRANSACTIONS

    (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the issued stock. The Royal Bank of Canada hold a subordinated debenture (see note 7). Interest expense related to the debenture was $23,310 (1995 - $19,945).

    Undeclared dividends for July 1, 1994 to September 30, 1996 on the preferred shares owned by the Royal Bank are $461,931.

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

    (e) During the last fiscal year, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. the President of which, is a family member of the Chief Executive Officer of the Company.

                                                       SEPTEMBER         JUNE
                                                          1996           1996

--------------------------------------------------------------------------------

12. INCOME TAXES

    Income taxes have not been provided for as the consolidated group of companies have tax losses of $3,868,776 available to offset taxable income. These losses expire as follows:

                                           $

                   1998              2,097,008
                   1999                910,753
                   2000                799,837
                   2001                 61,178
                                     ---------
                                     3,868,776
                                     ---------
                                     ---------

13. EARNINGS PER SHARE

    Primary earnings per share                               0.00          0.00

                                                       ----------    ----------
    Weighted average number of
    shares outstanding                                 19,996,498    20,741,942
                                                       ----------    ----------
                                                       ----------    ----------

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

PART 1

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
    The system-wide retail sales for the three months ended September 30, 1996 were $6,627,000 compared to $7,468,000 a decrease of $841,000 or 11.3% for the same three month period last year.

RESULTS OF OPERATION

    The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                      QUARTER ENDED SEPTEMBER
                                                      -----------------------
                                                         1996        1995
                                                        ------      ------
         Net Sales  . . . . . . . . . . . . . . . . .   100.0%      100.0%
         Royalties. . . . . . . . . . . . . . . . . .    43.6        31.2
         Franchising. . . . . . . . . . . . . . . . .     1.7         4.4
         Supplier Incentives, commissions & other . .    32.8        25.1
         Proprietary products . . . . . . . . . . . .    10.9         0.0
         Sales of managed franchises stores . . . . .    11.1        39.3

         Regional operations. . . . . . . . . . . . .    14.0         9.4
         Franchising. . . . . . . . . . . . . . . . .     1.8         1.6
         Head office and administration . . . . . . .    27.5        26.7
         Proprietary products . . . . . . . . . . . .    10.0         0.0
         Managed franchise stores . . . . . . . . . .    12.0        41.7
                                                        ------      ------

                                                         65.3%       79.4%
                                                        ------      ------

         EBITD. . . . . . . . . . . . . . . . . . . .    34.7%       20.6%
                                                        ------      ------

         Interest expense . . . . . . . . . . . . . .     4.1         4.3
         Depreciation and Amortization. . . . . . . .    28.4        15.2
                                                        ------      ------

         NET INCOME . . . . . . . . . . . . . . . . .     2.1%        1.1%
                                                        ------      ------
                                                        ------      ------

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995.

    Total revenue for the quarter ended September 30, 1996 decreased $430,000 or 30.9% to $963,000 from $1,363,000 for the same period last year. The decrease in revenue resulted primarily from:

         * The sales of managed franchises stores decreased by $442,000 as a result of management's decision to divest itself from most corporately managed stores.

         * Royalties decreased $15,000 or 3.6% to $419,000 compared to $435,000 for the same period last year.

         * Supplier incentives decreased $34,000 or 9.7% to $315,000 compared to $349,000 for the same period last year.

         * Franchising decreased $45,000 or 73.8% to 16,000 compared to $61,000 for the same period last year.

         * In the fiscal year ended June 30, 1996 the Company commenced purchasing certain proprietary products directly from manufacturers and selling the proprietary products to distributors for distribution to the franchised and company managed locations. Revenues from those sales were $105,000.

    Expenses for the quarter ended September 30, 1996 decreased $477,000 or 43.1% to $629,000 from $1,106,000 for the same period last year. The decrease in expenses relate to the following:

         * Cost associated with managed franchised stores decreased $466,000 a direct result of the decrease in the number of corporately managed stores.

         * Head Office and Administration cost decreased $107,000 or 28.7% to $265,000 from $372,000 for the same period last year. The decreased in cost is a direct result of management's decision to reduce corporate overheads.

         * The cost of purchasing certain proprietary products for resale to distributors which commenced last fiscal year was $96,000.

         * Interest expense decreased by $19,000 or 32.8% to $40,000 from $59,000 last year. The decrease is a result of the difference between a debenture held by Royal Bank of Canada and its fair market value having been completely amortized.

         * Net income for the quarter ended September 30, 1996 was $20,000 compared to a net income of $16,000 for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $615,000 compared to a working capital deficit of $847,000 for the same period last year. This improvement of $232,000 in the working capital deficit was achieved through cash flow from operations and negotiations with the Company's major lenders. During the year the term debt owed to the Standard Chartered Bank was acquired by a company owned by a group of private investors. A person related to the President and Chief Executive Officer of the Company is associated with the investor group. Also the Company completed an agreement with the Royal Bank of Canada to reschedule the payment of its debenture. The debenture was due October 31, 1996. The bank has agreed to reschedule the debt payments and accrued interest.


LIQUIDITY AND CASH FLOW


During the quarter the operating cash flow was $72,000 compared to an outflow of $(110,000) for the same quarter of the last fiscal year. This is the result of a reduction in interest expense. An increase in depreciation and amortization and a decrease in non-cash operating working capital changes.

PART 11  OTHER INFORMATION

Item 1   Legal Proceedings - See notes to Financial Statements

Item 2   Changes in Securities - None

Item 3   Defaults Upon Senior Securities - None

Item 4   Submission of Matters to a Vote of Securities Holders - None

Item 5   Other Information

         The Buy/Sell agreement between TIEI, Paul J. Gibson and Royal Bank Capital Corporation a wholly owned subsidiary of the Royal Bank of Canada, expired on June 24, 1996 without either party exercising its option. The Company, its President & C.E.O. and Royal Bank of Canada continue to discuss a number of options which would result in the Company receiving funds in the form of new equity or long term debt. There is no certainty as to the outcome of these ongoing discussions.

Item 6   Exhibits and Reports on Form 8-K - None

         Exhibit 27 - Financial Data Schedule

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended September 30, 1996.

The result of operation for the period ended September 30, 1996 are not necessarily indicative of the results of the entire year.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TREATS INTERNATIONAL ENTERPRISES, INC.



By: /S/ PAUL J. GIBSON
----------------------------------------           November 29, 1996
Paul J. Gibson, Chief Executive Officer





By: /S/ JOHN A. DEKNATEL
-----------------------------------------          November 29, 1996
John A. Deknatel, Chief Operating Officer





By: /S/ FRANCOIS TURCOT
-----------------------------------------          November 29, 1996
Francois Turcot, Director of Finance