Form 10-Q
period 1996-12-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1997-02-13
CIK 842906

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                      10-Q

                      Three months ended December 31, 1996



                                      INDEX

                                                                         PAGE
                                                                         ----
PART 1    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, December 31, 1996                               2

          Statement of Income - December 31, 1996                        3

          Statement of Cash Flows, December 31, 1996                     4

          Statement of Stockholder's Equity                              5

          Notes to Financial Statements                                  6 to 15

ITEM 2    Management's Discussion and Analysis
          of the Statement of Income                                    16-19

PART 11   Other Information - Items 1 to 6                              20

          Signatures                                                    21

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                   DECEMBER 31     JUNE 30      DECEMBER 31     JUNE 30
                                                   NOTE               1996           1996          1995           1995
                                                                  (UNAUDITED)     (AUDITED)     (UNAUDITED)     (AUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                        $             $              $              $
                                                       ASSETS
CURRENT ASSETS
Bank                                                                   ---            ---            ---          59,764
Accounts Receivable                                                  595,847        384,570        778,608       461,650
Prepaid Expenses                                                      99,677        206,826        255,268       186,839
Construction work in process                                         151,401        352,198        678,033        58,725
Current portion of Notes Receivable                                  252,743        312,633        330,757       302,502
                                                                  ----------     ----------     ----------    ----------
                                                                   1,099,668      1,256,227      2,042,666     1,069,480
STORES HELD FOR RESALE                                                 3,009        660,373        399,402       546,214
NOTES RECEIVABLE                                      3              998,588        892,517        237,216       338,136
CAPITAL ASSETS                                        4              652,184        193,836        234,789       268,293
ADVERTISING COMMITMENT                                                   ---         19,310         53,093        66,770
DEFERRED COSTS                                                       505,860        228,113        135,295       162,355
FRANCHISE RIGHTS                                      5            9,920,391     10,274,780     10,629,171    10,983,567
                                                                  ----------     ----------     ----------    ----------
                                                                  13,179,700     13,525,156     13,731,632    13,434,815
                                                                  ----------     ----------     ----------    ----------
                                                                  ----------     ----------     ----------    ----------
                                                      LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                    145,000        187,218        ---           ---
Accounts payable and accrued liabilities                           1,034,461      1,479,357      1,576,551     1,520,307
Current portion of Long-Term Debt                                    337,923        180,371        319,869       733,500
                                                                  ----------     ----------     ----------    ----------
                                                                   1,517,384      1,846,946      1,896,420     2,253,807
LEASE SECURITY DEPOSITS                                              239,748        234,989        248,011       221,589
LONG-TERM DEBT                                        6            1,951,707      2,044,364      2,143,370     1,517,924
DEFERRED REVENUE                                                     ---            ---             18,525        18,079
                                                                  ----------     ----------     ----------    ----------
                                                                   2,191,455      2,279,353      2,409,906     1,757,592
NON-CONTROLLING INTEREST                              8               ---           ---            232,000       232,000
                                                                  ----------     ----------     ----------    ----------
                                                                   3,708,839      4,126,299      4,538,326     4,243,399
                                                                  ----------     ----------     ----------    ----------
CONTINGENCIES                                         9

                                                 STOCKHOLDERS EQUITY
CAPITAL STOCK                                        10
Preferred: Authorized - 10,000,000 non-voting,
5.5% cash dividends payable quarterly in arrears,
redeemable at option of company at
US $1.00 per share par value US $.50
Issued - 5,409,825 preferred shares                                3,732,779      3,732,779      3,732,779      3,732,779
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,599 common shares                                     19,025         19,025         21,092        20,742
Additional paid - in capital                                      10,757,739     10,757,739     10,555,028    10,555,028
                                                                  ----------     ----------     ----------    ----------
                                                                  14,509,543     14,509,543     14,308,899    14,308,549
                                                                  ----------     ----------     ----------    ----------
Deficit                                                           (5,038,682)    (5,110,686)    (5,115,593)    (5,117,133)
                                                                   9,470,861      9,398,857      9,193,306     9,191,416
                                                                  ----------     ----------     ----------    ----------
                                                                  13,179,700     13,525,156     13,731,632    13,434,815
                                                                  ----------     ----------     ----------    ----------
                                                                  ----------     ----------     ----------    ----------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                                  FOR THE FISCAL QUARTER ENDED       FOR THE SIX MONTH ENDED
                                                                  DECEMBER 31      DECEMBER 31      DECEMBER 31     DECEMBER 31
                                                   NOTE              1996             1995              1996           1995
                                                                  (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                       $                $                $               $
REVENUES

Royalties                                                            468,706          490,884          888,518         979,029
Franchising                                                            2,747            7,125           18,720          68,200
Supplier Incentives, Commissions & Other                             276,512          249,989          592,137         546,824
Sales of Corporately Managed Stores                                   72,302          682,875          178,844       1,230,925
Proprietary Products                                                 166,031           54,702          271,363          54,702
                                                                     -------        ---------        ---------       ---------
                                                                     986,298        1,485,575        1,949,582       2,879,680
                                                                     -------        ---------        ---------       ---------
COSTS AND EXPENSES

Franchising                                                            3,638           31,307           20,817          53,760
Head Office and Administration                                       440,651          498,684          840,792       1,001,425
Corporately Managed Stores                                            46,328          647,157          161,832       1,228,555
Proprietary Products                                                 132,122           48,294          228,789          48,294
                                                                     -------        ---------        ---------       ---------
                                                                     622,739        1,225,442        1,252,230       2,332,034
                                                                     -------        ---------        ---------       ---------
E.B.I.T.D                                                            363,559          260,133          697,352         547,646

Interest expense                                                      38,161           62,258           78,043         121,582
Depreciation and Amortization                                        273,560          212,262          547,305         424,524
                                                                     -------        ---------        ---------       ---------
                                                                     311,721          274,520          625,348         546,106
                                                                     -------        ---------        ---------       ---------

NET INCOME FOR THE PERIOD                                             51,838          (14,387)          72,004           1,540
                                                                     -------        ---------        ---------       ---------
Earnings per share                                                      0.00             0.00             0.00            0.00
                                                                     -------        ---------        ---------       ---------
                                                                     -------        ---------        ---------       ---------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                              FOR THE FISCAL QUARTER ENDED       FOR THE SIX MONTH ENDED
                                                              DECEMBER 31      DECEMBER 31      DECEMBER 31     DECEMBER 31
                                                                 1996             1995              1996           1995
                                                              (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                   $                $                $               $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                    51,838           (14,387)           72,004          1,540
Items not affecting cash
   Depreciation & Amortization                                  273,560           212,262           547,305        424,521
   Interest expense related to annual accretion                       0            18,750                 0         37,500
Changes in non-cash operating working capital items            (126,251)         (591,160)         (348,227)      (948,101)
                                                               --------           -------          --------        -------
                                                                199,147          (374,535)          271,082       (484,540)
                                                               --------           -------          --------        -------
FINANCING
Bank Indebtedness                                              (133,179)           (1,361)          (42,218)         ---
Long - Term Debt                                                (72,017)          155,710            64,895        174,315
                                                               --------           -------          --------        -------
                                                               (205,196)          154,349            22,677        174,315
                                                               --------           -------          --------        -------
INVESTING
Issue of Notes Receivable, net of repayments                     18,788           109,358           (46,181)        72,666
Purchase of Capital & Other Assets                              (14,404)            1,864          (929,011)        (9,561)
Advertising commitment                                           10,228             7,631            19,310         13,677
Security Deposits                                                (5,554)           (3,197)            4,759         26,422
Non-Controlling interest accretion                                    0                 0                 0              0
Corporately Managed Stores held for resale                       (3,009)          104,257           657,364        146,812
Deferred revenue                                                      0               273                 0            445
                                                               --------           -------          --------        -------
                                                                  6,049           220,186          (293,759)       250,461
                                                               --------           -------          --------        -------
NET GENERATED CASH (OUTFLOW)                                          0                 0                 0        (59,764)

CASH POSITION, BEGINNING OF PERIOD                                    0                 0                 0         59,764
                                                               --------           -------          --------        -------
CASH POSITION, END OF PERIOD                                          0                 0                 0              0
                                                               --------           -------          --------        -------
                                                               --------           -------          --------        -------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       PERIOD  ENDED DECEMBER 31, 1996 AND JUNE 30, 1996, 1995, 1994,1993

                                                 REDEEMABLE, CONVERTIBLE
                                                  ---PREFERRED SHARES---        ---COMMON SHARES---
                                                  SHARES         AMOUNT        SHARES         AMOUNT       DEFICIT        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    $                            $                          $
                                               ----------      ---------     ----------     ----------    ----------    ---------
Balance June 30, 1993                               ---            ---       18,500,887      9,793,182    (5,411,575)   4,381,607

Common shares issued on conversion                                            1,619,760        894,108         ---        894,108
 of minority interest special shares
Conversion of Royal Bank of Canada              5,409,825      3,732,779                                                3,732,779
 subordinated debenture to preferred shares
Warrants exercised                                  ---            ---          621,295        270,077         ---        270,077
Share issue costs                                   ---            ---            ---         (381,597)        ---       (381,597)
Net income for the year                             ---            ---            ---          ---           187,432      187,432
                                               ----------      ---------     ----------     ----------    ----------    ---------
Balance June 30, 1994                           5,409,825      3,732,779     20,741,942     10,575,770    (5,224,143)   9,084,406
Net income for the year                             ---            ---            ---            ---         107,211      107,211
                                               ----------      ---------     ----------     ----------    ----------    ---------
Balance June 30, 1995                           5,409,825      3,732,779     20,741,942     10,575,770    (5,116,932)   9,191,617

Common shares issued                                                                350            350                        350
Cancellation of common shares                                                (2,067,344)        (2,067)                    (2,067)
Share issue costs                                                                              (29,289)                   (29,289)
Redemption of non-controlling interest
 in subsidiary                                                                                 232,000                     232,000
Net income for the year                             ---            ---            ---            ---           6,246        6,246
                                               ----------      ---------     ----------     ----------    ----------    ---------
Balance June 30, 1996                           5,409,825      3,732,779     19,024,598     10,776,764    (5,110,686)   9,398,857

Net income for the period                           ---            ---            ---            ---          72,004       72,004
                                               ----------      ---------     ----------     ----------    ----------    ---------
Balance December 31, 1996                       5,409,825      3,732,779     19,024,598     10,776,764    (5,038,682)   9,470,861
                                               ----------      ---------     ----------     ----------    ----------    ---------
                                               ----------      ---------     ----------     ----------    ----------    ---------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


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

     Sales of Corporately Managed Stores are recognized as they are recorded.

     Revenue from Proprietary products are recognized as they are recorded.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)

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

     FRANCHISE RIGHTS
     Franchise rights are being carried at cost less accumulated amortization. Amortization is provided for on a straight-line basis over 20 years.

     DEFERRED ISSUE COSTS
     Deferred issue costs represent fees incurred in connection with the preparation of regulatory filings for the issue of capital stock. These costs are charged to capital stock in the period the stock is issued.

     DEFERRED DEVELOPMENT COSTS
     Deferred development costs are amortized on a straight-line basis over 3 years.

     DEFERRED EMPORIUM COSTS
     The Coffee Emporium project was completed on June 30, 1996 and the costs are being amortized on a straight-line basis over three years commencing July 1, 1996.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


                                                         DECEMBER       JUNE
                                                           1996         1996
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

3.   NOTES RECEIVABLE

     Notes receivable are due from franchisees with interest at varying rates and repayable in scheduled instalments.

                                                        $           $
     Notes receivable, net of allowance
     for doubtful accounts of Nil (1996 - nil)      1,251,331   1,205,150

     Less current portion                            (252,743)   (312,633)
                                                    ---------   ---------
                                                      998,588     982,517
                                                    ---------   ---------
                                                    ---------   ---------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


                                                         DECEMBER       JUNE
                                                           1996         1996
--------------------------------------------------------------------------------


4.   CAPITAL ASSETS

                                           ACCUMULATED
                                   COST    AMORTIZATION  -- NET BOOK VALUE --

     Stores & Equipment        $  542,028.  $  47,468.   $494,561.    $     0.
     Furniture and fixtures       201,103.    198,252.      2,851.        237.
     Machinery and equipment      476,937.    326,277.    150,660.    187,803.
     Reference books               25,966.     21,856.      4,110.      5,796.
                               -----------   ---------   ---------   ---------
                               $1,246,034.   $593,853.   $652,182.    $193,836
                               -----------   ---------   ---------   ---------
                               -----------   ---------   ---------   ---------

5.   ADVERTISING COMMITMENT

     The Company receives prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as a liability for future advertising and promotion. During fiscal 1996 advertising and promotion costs incurred exceeded funds collected.

6.   FRANCHISE RIGHTS

                                                  $              $

     Franchise rights                         14,175,609    14,175,609
     Accumulated amortization                 (4,255,218)   (3,900,829)
                                              ----------    ----------
                                               9,920,391    10,274,780
                                              ----------    ----------
                                              ----------    ----------

     The company obtained an independent appraisal dated August 28, 1996 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants. substantiating a valuation of franchise rights in excess of $10,000,000 as at June 30, 1996.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


                                                         DECEMBER       JUNE
                                                           1996         1996
--------------------------------------------------------------------------------

7.   LONG - TERM DEBT                                       $            $

     3193853 Canada Inc.
     term loan, repayable in 66 monthly instalments
     of $10,000 plus interest at prime plus 2.5% due
     March 2001, secured by a general security
     agreement, general assignment of book debts
     and franchise rights, pledge of all the shares in
     subsidiary and associated companies.                 608,000       608,000

     Royal Bank of Canada subordinate debenture,
     bearing interest at 8%per annum, payable
     in 60 monthly instalments, due June 30, 2001.      1,129,562     1,129,562

     Business Development Bank of Canada
     Term loan, repayable in 50 monthly instalments
     of $2,001 plus interest at prime plus 4.0%, due
     June 23, 2000.                                        86,000        96,000

     Other long-term debt, non-interest bearing,
     without specific terms of repayment.                 451,188       391,173
                                                        ---------     ---------
                                                        2,274,750     2,224,735
     Less current portion                                (337,923)     (180,371)
                                                        ---------     ---------
                                                        1,936,827     2,044,364
                                                        ---------     ---------
                                                        ---------     ---------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


                                                         DECEMBER       JUNE
                                                           1996         1996
--------------------------------------------------------------------------------

     LONG-TERM DEBT (CONT'D)

     Interest expense for the year to date related to long-term debt was $78,043 (1995 - $121,582)

     The minimum future principle repayments required over the next five years are as follows:

                                                 $
                                  1997         337,923

                                  1998         447,424

                                  1999         420,640
                                  2000         492,125
                                  2001         508,638
                                  2002          68,000
                                             ---------
                                             2,274,750
                                             ---------
                                             ---------


8.   NON-CONTROLLING INTEREST IN SUBSIDIARY

                                                           $           $
     200,000 authorized and issued preferred shares
     of Treats International Inc.                           ----        ----
                                                           -----       -----

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)

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

     STOCK ISSUE - DEBT RESTRUCTURING - JUNE 30, 1994

     The Company concluded its negotiations under a private placement offering to restructure its debt and capital, effective June 30, 1994, as follows:

     Royal Bank of Canada, in consideration for retiring the outstanding debenture of $4,732,779 issued a subordinated debenture of $1,000,000 adjusted for $150,000 accretion to $850,000 and was issued 5,409,825 non-voting series A preference shares for the balance. These shares are redeemable at the option of the Company at a price of U.S. $1 per share at any time. The shares carry a cumulative 5.5% cash dividend payable quarterly in arrears. At the option of the holder the dividend may be paid in the form of common shares of the Company. The shares are convertible at the option of the holder at a price equal to the lower of the weighted average trading price for TIEI for the previous 30 trading days using the average exchange rate for the period and US$0.30 per share.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)

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

11.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the issued stock. The Royal Bank of Canada holds a subordinated debenture (see note
          7). Interest expense related to the debenture was $23,779 (1995 - $19,945).

          Undeclared dividends for July 1, 1994 to December 31, 1996 on the preferred shares owned by the Royal Bank are $513,257.

     (b) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is 100% owned by the family of the President. The family owns approximately 32.6% of the common stock of the Company.

     (c) During the fiscal year ended June 30, 1995 under a loan agreement, the Company has advanced $160,000 to certain officers to fund the purchase of company stock.

     (d) During the last fiscal year, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. the President of which, is a family member of the Chief Executive Officer of the Company.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


                                                         DECEMBER       JUNE
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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)

PART 1

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL


     The system-wide retail sales for the six months ended December 31, 1996 were $14,115,000 compared to $15,686,000 a decrease of $1,571,000 or
     9.3% for the same six month period last year. The sales decline can be attributed to a number of factors including the closure of several locations due to non renewable lease agreements and to a public transportation strike in the Ottawa region where the company has 27 franchised locations.

     Royalty Revenue only declined by 4.5% as detailed in "Results of Operations", below.

     Management is encouraged by the result of its overhead reduction measures resulting in a Net Income for the quarter ended December 31, 1996 of $51,838.00 compared to a loss of ($14,837.00) for the same period last fiscal year. Management anticipates that this trend will continue in the third and fourth quarters of this fiscal year ending June 30, 1997.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


RESULTS OF OPERATIONS

     The following table sets fourth, for the periods indicated, certain items from the consolidated statement of income, expressed as a percentage of net sales:

                                                    SIX MONTHS ENDED DECEMBER 31
                                                          1996         1995
                                                    ----------------------------
     REVENUES
     Royalties. . . . . . . . . . . . . . . . . . . .     45.6         34.0
     Franchising. . . . . . . . . . . . . . . . . . .      1.0          2.4
     Supplier Incentives, commissions & other . . . .     30.4         19.0
     Proprietary products . . . . . . . . . . . . . .     13.9          1.9
     Sales of Corporately managed stores. . . . . . .      9.2         42.7
                                                        --------------------
                                                         100.%        100.%
     EXPENSES
     Regional operations. . . . . . . . . . . . . . .    (13.7)        (9.8)
     Franchising. . . . . . . . . . . . . . . . . . .     (1.1)        (1.9)
     Head office and administration . . . . . . . . .    (29.5)       (25.0)
     Proprietary products . . . . . . . . . . . . . .    (11.6)        (1.7)
     Corporately Managed Stores . . . . . . . . . . .     (8.3)       (42.6)
                                                        --------------------
                                                         (64.2%)      (81.0%)
                                                        --------------------
     EBITDA . . . . . . . . . . . . . . . . . . . . . . . 35.8%        19.0%
                                                        --------------------
     Interest expense . . . . . . . . . . . . . . . . . . (4.0)        (4.2)
     Depreciation and Amortization. . . . . . . . . .    (28.1)       (14.7)
                                                        --------------------
     NET INCOME . . . . . . . . . . . . . . . . . . . . .  3.7%         0.1%
                                                        --------------------
                                                        --------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995.

     Total revenue for the quarter ended December 31, 1996 decreased $499,000 or 33.6% to $986,000 from $1,485,000 for the same period last year.  The decrease in revenue resulted primarily from:

          * The sales of corporately managed stores decreased by $610,000 as a result of management's decision to divest itself from most corporately managed stores.

          * Royalties decreased $22,000 or 4.5% to $469,000 compared to $491,000 for the same period last year, primarily as a result of the decline in system sales as noted in "General " above.

               Supplier incentives increased $26,000 or 10.6% to $276,000
          *    compared to $250,000 for the same period last year.

               Franchising decreased $4,000 or 61.4% to 3,000 compared to
          *    $7,000 for the same period last year.

               In the fiscal year ended June 30, 1996 the Company commenced
          * purchasing certain proprietary products directly from manufacturers and selling proprietary products to distributors for distribution to the franchised and corporately managed locations. Revenues from those sales were $166,000.

     Expenses for the quarter ended December 30, 1996 decreased $603,000 or 42.2% to $623,000 from $1,225,000 for the same period last year. The decrease in expenses relate to the following:

          * Cost associated with managed franchised stores decreased $515,000 a direct result of the decrease in the number of corporately managed stores.

          * Head Office and Administration cost decreased $58,000 or 11.6% to $441,000 from $499,000 for the same period last year. The decreased in cost is a direct result of management's decision to reduce corporate overheads. Management anticipates that the decrease in Head Office and Administration will continue throughout the 3rd and 4th quarter.

          * The cost of purchasing certain proprietary products for resale to distributors, which commenced last fiscal year, was $46,000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


EXPENSES FOR THE QUARTER ENDED DECEMBER 31, 1996 (CONT'D)

          * Interest expense decreased by $24,000 or 38.7% to $38,000 from $62,000 last year. The decrease is a result of the difference between a debenture held by Royal Bank of Canada and its fair market value having been completely amortized.

          * Net income for the quarter ended December 31, 1996 was $52,000 compared to a loss of ($14,000) for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $417,000 compared to a working capital of $146,000 for the same period last year. This regression of $563,000 in the working capital deficit was a result of management's decision to capitalize some stores held for resale and depreciate them over the next 60 months.

LIQUIDITY AND CASH FLOW

During the quarter the operating cash flow was $199,147 compared to an outflow of $(374,535) for the same quarter of the last fiscal year. This is the result of a reduction in interest expense, an increase in depreciation and amortization and a decrease in non-cash operating working capital.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


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

Item 6    Exhibits and Reports on Form 8-K - None

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1996
                                (CANADIAN DOLLARS)


The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 6 months ended December 31, 1996.

The result of operation for the period ended December 31, 1996 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TREATS INTERNATIONAL ENTERPRISES, INC.


By: /s/ Paul J. Gibson                              February 12, 1997
   ------------------------------------
Paul J. Gibson, Chief Executive Officer



By: /s/ John A. Deknatel                            February 12, 1997
   ------------------------------------
John A. Deknatel, Chief Operating Officer



By: /s/ Francois Turcot                             February 12, 1997
   ------------------------------------
Francois Turcot, Director of Finance