Form 10-Q
period 1997-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1997-05-12
CIK 842906

                                        [LOGO]





                        TREATS INTERNATIONAL ENTERPRISES, INC.

                                      FORM 10-Q

                             COMMISSION FILE NO: 0-21418

                     (For The Three Months Ended March 31, 1997)

                                      Form 10-Q

                           SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                    Commission File No:
March 31,1997                                                   0-21418

                        TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                    I.R.S. Employer No:
   DELAWARE                                                    13-3495199

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

                                         YES
                                         ---

                        TREATS INTERNATIONAL ENTERPRISES, INC.


                                         10-Q

                          Three months ended March 31, 1997



                                        INDEX

                                                              PAGE
                                                              ----

PART 1   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, March 31, 1997                        2

         Statement of Income - March 31, 1997                 3

         Statement of Cash Flows, March 31, 1997              4

         Statement of Stockholder's Equity                    5

         Notes to Financial Statements                        6 to 16

ITEM 2   Management's Discussion and Analysis
         of the Statement of Income                           17 to 20

PART 11  Other Information - Items 1 to 6                     21

         Signatures                                           22

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                              CONSOLIDATED BALANCE SHEET
                                  (CANADIAN DOLLARS)


                                                                  MARCH 31           JUNE 30         MARCH 31       JUNE 30
                                                    NOTE            1997              1996             1996           1995
                                                                 (UNAUDITED)        (AUDITED)      (UNAUDITED)     (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                     $                  $               $               $
                                     ASSETS
CURRENT ASSETS
Bank                                                                ---                ---             ---           59,764.
Accounts Receivable                                               568,076.           384,570.        759,168.       461,650.
Prepaid Expenses                                                  113,922.           206,826.        174,194.       186,839.
Construction work in process                                      144,132.           352,198.        966,595.        58,725.
Current portion of Notes Receivable                               252,709.           312,633.        317,944.       302,502.
                                                                ------------------------------------------------------------
                                                                1,078,839.         1,256,227.      2,217,901.     1,069,480.
STORES HELD FOR RESALE                                              3,009.           660,373.        425,374.       546,214.
NOTES RECEIVABLE                                      3           995,476.           892,517.        247,939.       338,136.
CAPITAL ASSETS                                        4           619,951.           193,836.        296,182.       268,293.
ADVERTISING COMMITMENT                                5             ---               19,310.         45,221.        66,770.
DEFERRED COSTS                                                    510,677.           228,113.        121,766.       162,355.
FRANCHISE RIGHTS                                      6         9,743,196.        10,274,780.     10,451,976.    10,983,567.
                                                                ------------------------------------------------------------
                                                               12,951,148.        13,525,156.     13,806,359.    13,434,815.
                                                               -------------------------------------------------------------
                                                               -------------------------------------------------------------
                                     LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                 150,000.           187,218.        149,703.        ---
Accounts payable and accrued liabilities                          732,817.         1,479,357.      1,635,616.     1,520,307.
Current portion of Long-Term Debt                                 376,488.           180,371.        390,264.       733,500.
                                                                ------------------------------------------------------------
                                                                1,259,305.         1,846,946.      2,175,583.     2,253,807.
LEASE SECURITY DEPOSITS                                           245,758.           234,989.        251,561.       221,589.
LONG-TERM DEBT                                        7         1,925,598.         2,044,364.      2,049,647.     1,517,924.
DEFERRED REVENUE                                                    ---               ---             18,954.        18,079.
                                                                2,171,356.         2,279,353.      2,320,162.     1,757,592.
NON-CONTROLLING INTEREST                              8             ---               ---            232,000.       232,000.
                                                                ------------------------------------------------------------
                                                                3,430,661.         4,126,299.      4,727,745.     4,243,399.
CONTINGENCIES                                         9
                                     STOCKHOLDERS EQUITY
CAPITAL STOCK                                        10
Preferred: Authorized - 10,000,000 non-voting,
5.5% cash dividends payable quarterly in arrears,
redeemable at option of company at
US $1.00 per share, par value US $.50
Issued - 5,409,825 preferred shares
                                                                3,732,779.         3,732,779.      3,732,779.     3,732,779.

Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,598 common shares                                  19,025.            19,025.         19,025.        20,742.
Additional paid - in capital                                   10,757,739.        10,757,739.     10,555,028.    10,555,028.
                                                              --------------------------------------------------------------
                                                               14,509,543.        14,509,543.     14,306,832.    14,308,549.
                                                              --------------------------------------------------------------
Deficit                                                        (4,989,056.)       (5,110,686.)    (5,228,218.)   (5,117,133.)
                                                                9,520,487.         9,398,857.      9,078,614.     9,191,416.
                                                              --------------------------------------------------------------
                                                               12,951,148.        13,525,156.     13,806,359.    13,434,815.
                                                              --------------------------------------------------------------
                                                              --------------------------------------------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                                  (CANADIAN DOLLARS)

                                                        FOR THE FISCAL QUARTER ENDED    FOR THE NINE MONTH ENDED
                                                          MARCH 31        MARCH 31       MARCH 31      MARCH 31
                                               NOTE         1997            1996           1997          1996
                                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                               $              $               $            $
REVENUES

Royalties                                                   420,688.         464,558.     1,309,206.   1,389,937.
Franchising                                                  51,000.          45,203.       110,970.     167,838.
Supplier Incentives, Commissions & Other                    254,283.         258,913.       805,170.     804,952.
Sales of Corporately Managed Stores                          97,265.         608,199.       276,109.    1,839,124.
Proprietary Products                                        119,559.         145,530.       390,922.      200,232.
                                                          --------------------------------------------------------

                                                            942,795.       1,522,403.     2,892,377.    4,402,083.
                                                          --------------------------------------------------------

COSTS AND EXPENSES

Franchising                                                     200.          32,598.        21,017.       86,358.
Head Office and Administration                              365,728.         581,877.     1,206,520.    1,583,036.
Corporately Managed Stores                                  113,078.         607,853.       274,910.    1,836,408.
Proprietary Products                                        100,555.         127,951.       329,344.      176,192.
Interest Expense                                7            39,730.          68,490.       117,773.      190,072.
Depreciation and Amortization                               273,878.         216,578.       821,183.      641,102.
                                                          --------------------------------------------------------
                                                            893,169.       1,635,347.     2,770,747.    4,513,168.
                                                        ----------------------------------------------------------


NET INCOME FOR THE PERIOD                                    49,626.        (112,944.)      121,630.     (111,085.)
                                                        ----------------------------------------------------------

Earnings per share                                            0.00             (0.01)          0.01         (0.01)
                                                        ----------------------------------------------------------
                                                        ----------------------------------------------------------




                        TREATS INTERNATIONAL ENTERPRISES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (CANADIAN DOLLARS)

                                                        FOR THE FISCAL QUARTER ENDED      FOR THE NINE MONTH ENDED
                                                          MARCH 31         MARCH 31         MARCH 31     MARCH 31
                                                            1997             1996             1997         1996
                                                        (UNAUDITED)      (UNAUDITED)      (UNAUDITED)   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                             $                $                $              $

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                              49,626.         (112,944.)        121,630.      (111,085.)
Items not affecting cash
------------------------
   Depreciation & Amortization                            273,878.           216,578.        821,183.       641,102.
   Interest expense related to annual accretion                 0.            18,750.              0.        56,250.
Changes in non-cash operating working capital items      (280,849.)         (130,302.)      (629,076.)   (1,078,276.)
                                                      ----------------------------------------------------------------
                                                           42,655.            (7,918.)       313,737.      (492,009.)
                                                      ----------------------------------------------------------------

FINANCING
Bank Indebtedness                                           5,000.           149,703.        (37,218.)      149,703.
Long - Term Debt                                           12,456.           (42,078.)        77,351.       132,237.
                                                      ----------------------------------------------------------------
                                                           17,456.           107,625.         40,133.       281,940.
                                                      ----------------------------------------------------------------

INVESTING
Issue of Notes Receivable, net of repayments                3,146.             2,090.        (43,035.)       74,755.
Purchase of Capital & Other Assets                        (69,267.)          (87,247.)      (998,278.)      (96,811.)
Advertising commitment                                          0.             7,872.         19,310.        21,549.
Security Deposits                                           6,010.             3,550.         10,769.        29,972.
Corporately Managed Stores held for resale                      0.           (25,972.)       657,364.       120,840.
                                                      ----------------------------------------------------------------

                                                          (60,111.)          (99,707.)      (353,870.)      150,305.
                                                      ----------------------------------------------------------------

NET GENERATED CASH (OUTFLOW)                                    0.                 0.              0.       (59,764.)

CASH POSITION, BEGINNING OF PERIOD                              0.                 0.              0.        59,764.
                                                      ----------------------------------------------------------------

CASH POSITION, END OF PERIOD                                    0.                 0.              0.             0.
                                                      ----------------------------------------------------------------
                                                      ----------------------------------------------------------------


                        TREATS INTERNATIONAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           PERIOD ENDED MARCH 31, 1997 AND JUNE 30, 1996, 1995, 1994, 1993


                                                  REDEEMABLE, CONVERTIBLE
                                                  ---PREFERRED SHARES---        ---COMMON SHARES---
                                                   SHARES        AMOUNT         SHARES        AMOUNT        DEFICIT        TOTAL

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      $                          $                           $

Balance June 30, 1993                                 ---            ---       18,500,887.   9,793,182.   (5,411,575.)  4,381,607.

Common shares issued on conversion                                              1,619,760.     894,108.       ---         894,108.
 of minority interest special shares
Conversion of Royal Bank of Canada                 5,409,825.    3,732,779.                                             3,732,779.
 subordinated debenture to preferred shares
Warrants exercised                                    ---            ---          621,295.     270,077.       ---         270,077.
Share issue costs                                     ---            ---          ---         (381,597.)      ---        (381,597.)
Net income for the year                               ---            ---          ---            ---         187,432.     187,432.
                                                  ---------------------------------------------------------------------------------

Balance June 30, 1994                              5,409,825.    3,732,779.    20,741,942.  10,575,770.   (5,224,143.)  9,084,406.
Net income for the year                               ---            ---          ---            ---         107,211.     107,211.
                                                  ---------------------------------------------------------------------------------

Balance June 30, 1995                              5,409,825.    3,732,779.    20,741,942.  10,575,770.   (5,116,932.)  9,191,617.

Common shares issued                                                              350,000.         350.                       350.
Cancellation of common shares                                                  (2,067,344.)     (2,067.)                   (2,067.)
Share issue costs                                                                              (29,289.)                  (29,289.)
Redemption of non-controlling interest
 in subsidiary                                                                                 232,000.                   232,000.
Net income for the year                               ---            ---          ---            ---           6,246.       6,246.
                                                  ---------------------------------------------------------------------------------

Balance June 30, 1996                              5,409,825.    3,732,779.    19,024,598.  10,776,764.   (5,110,686.)  9,398,857.

Net income for the period                             ---            ---          ---            ---         121,630.     121,630.
                                                  ---------------------------------------------------------------------------------

Balance March 31, 1997                             5,409,825.    3,732,779.    19,024,598.  10,776,764.   (4,989,056.)  9,520,487.
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------


                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)



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

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)


    REVENUE RECOGNITION

    Franchise revenue arises on the sale of national, area and store franchises. Franchise store revenue is recognized as income when the respective purchase and sale agreements have been signed, the funds have been received, all material conditions relating to the sale have been substantially completed by the Company, and the franchise store has commenced operations. Revenue from national and area franchise agreements is recognized when the area development agreement has been signed and all substantial obligations of the Company have been completed.

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

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    STORES HELD FOR RESALE
    Stores held for resale are valued at the lower of cost and net realizable value.

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

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)


                                                         MARCH            JUNE
                                                         1997             1996

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

3.  NOTES RECEIVABLE

    Notes receivable are due from franchisees with interest at varying rates and repayable in scheduled instalments.
                                                          $              $
    Notes receivable, net of allowance
    for doubtful accounts of Nil (1996 - nil)         1,248,185.     1,205,150.

    Less current portion                               (252,709.)     (312,633.)
                                                     ---------------------------
                                                        995,476.       892,517.
                                                     ---------------------------
                                                     ---------------------------

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)


                                                                   MARCH         JUNE
                                                                    1997         1996
---------------------------------------------------------------------------------------


4.  CAPITAL ASSETS                               ACCUMULATED
                                      COST       AMORTIZATION     -- NET BOOK VALUE --
    Stores and Equipment          $  542,028.     $  71,197.     $470,831.    $      0.
    Furniture and fixtures           212,893.       198,311.       14,582.         237.
    Computer and equipment           477,269.       345,998.      131,271.     187,803.
    Reference books                   25,966.        22,698.        3,267.       5,796.
                                -------------------------------------------------------
                                  $1,258,156.      $638,204.     $619,951.    $193,836.
                                -------------------------------------------------------
                                -------------------------------------------------------


5.  ADVERTISING COMMITMENT

    The Company receives prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as a liability for future advertising and promotion.


6.  FRANCHISE RIGHTS
                                                                   $             $

    Franchise rights                                          14,175,609.   14,175,609.
    Accumulated amortization                                  (4,432,391.)  (3,900,829.)
                                                              --------------------------
                                                               9,743,196.   10,274,780.
                                                              --------------------------
                                                              --------------------------


    In compliance with SFAS 121,The company obtained an independent appraisal dated August 28, 1996 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants. substantiating a valuation of franchise rights in excess of $10,000,000 as at June 30, 1996.

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)


                                                                 MARCH         JUNE
                                                                  1997         1996
------------------------------------------------------------------------------------
7.  LONG - TERM DEBT                                          $                  $

    3193853 Canada Inc., Term loan,
    bearing interest at 8.0% per annnum, payable
    in 66 monthly instalments, due March 2001,
    secured by a general security agreement,
    general assignment of book debts
    and franchise rights, pledge of all the shares in
    subsidiary and associated companies.                        608,000.     608,000.

    Royal Bank of Canada Subordinate debenture,
    bearing interest at 8%per annum, payable
    in 60 monthly instalments, due June 30, 2001.             1,129,562.   1,129,562.

    Business Development Bank of Canada, Term loan
    repayable in 50 monthly instalments
    of $2,000 plus interest at prime plus 4.0%, due
    June 23, 2000.                                               78,000.      96,000.

    Other Long-Term debt, non-interest bearing,
    without specific terms of repayment.                        486,524.     391,173.
                                                           ---------------------------

                                                              2,302,086.   2,224,735.
         Less current portion                                  (376,488.)   (180,371.)
                                                           ---------------------------

                                                              1,925,598.   2,044,364.
                                                           ---------------------------
                                                           ---------------------------


                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)


                                                           MARCH            JUNE
                                                            1997            1996
--------------------------------------------------------------------------------

    LONG-TERM DEBT (CONT'D)

    Year to date Interest expense related to long-term debt was $117,773 (1996
    - $190,072)

    The minimum future principal repayments required over the next five years are as follows:

                                                    $

                                  1997           408,421.
                                  1998           464,765.
                                  1999           421,322.
                                  2000           486,125.
                                  2001           483,453.
                                  2002            38,000.
                                         ----------------
                                               2,302,086.
                                         ----------------
                                         ----------------


8.  NON-CONTROLLING INTEREST IN SUBSIDIARY

                                                             $             $

    200,000 authorized and issued preferred shares
    of Treats International Inc.                            ----          ----

                                                         -----------------------

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

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------

9.  COMMITMENTS AND CONTINGENCIES

    (a)  The Company is a defendant in the following civil litigation:

              The Company is a defendant in several actions arising in the normal course of business, the final outcome of which cannot be determined at this time. Any settlement in regard of these actions will be recorded in the statements of income in the fiscal year the settlement occurs.

    (b) Certain franchise stores occupy their premises under lease arrangements wherein the Company is primarily responsible for performance under the lease. The aggregate rental obligations under these leases and various leases for office space over the next five years are as follows:

         Year ending December 31:

                                           $

                   1997                3,413,234.
                   1998                2,924,134.
                   1999                2,397,597.
                   2000                2,219,149.
                   2001                1,485,849.
                   Later Years         2,553,699.
                                   -----------------
         Total minimum payments*      14,993,663.
                                   -----------------
                                   -----------------

                                                      Year ending December 31
                                                      -----------------------

                        Minimum rentals              3,413,234.      3,473,705.
                        Less: Sublease rentals      (3,235,792.)    (3,307,217.)
                                                  ------------------------------
                                                       177,443.        166,488.
                                                  ------------------------------
                                                  ------------------------------

         * Minimum payments have not been reduced by minimum sublease rentals of $14,229,080 due in future under noncancelable sublease

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------

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

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------


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

11. RELATED PARTY TRANSACTIONS

    (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the issued stock. The Royal Bank of Canada holds a subordinated debenture (see note 7). Interest expense related to the debenture was $70,989 (1996 - $61,654).

         Undeclared dividends for July 1, 1994 to March 31, 1997 on the preferred shares owned by the Royal Bank are $564,583.

    (b) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is 100% owned by the family of the President. The family owns approximately 32.6% of the common stock of the Company.

    (c) During the fiscal year ended June 30, 1995 under a loan agreement, the Company has advanced $160,000 to certain officers to fund the purchase of company stock. This loan will be fully repaid as of June 30, 1997.

    (d) During the last fiscal year, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. the President of which, is a family member of the Chief Executive Officer of the Company.

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

                                                          MARCH           JUNE
                                                          1997            1996
-------------------------------------------------------------------------------

12. INCOME TAXES

    Income taxes have not been provided for as the consolidated group of companies have tax losses of $2,257,567 available to offset taxable income. These losses expire as follows:

                                           $

                   1997                732,235.
                   1998                874,812.
                   1999                126,015.
                   2000                463,327.
                   2001                 61,178.
                                  -------------
                                     2,257,567.
                                  -------------
                                  -------------

13. EARNINGS PER SHARE

    Primary earnings per share (year to date)          0.01                 0.00
                                                 -------------------------------

    Weighted average number of
    shares outstanding                           19,024,598           20,741,942
                                                 -------------------------------
                                                 -------------------------------

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

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

PART 1

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL


    The system-wide retail sales for the nine months ending March 31, 1997 were $20,622,000 compared to $23,262,000 a decrease of $2,640,000 or 9.3% for the same nine month period last year. The sales decline can be attributed to a number of factors including the closure of fifteen locations in the Ottawa region which the Company supplied cookies. These locations were owned by one corporate entity which was sold to one of the Company's competitors, the Company elected to discontinue the relationship.

    Royalty Revenue only declined by 5.8% as detailed in "Results of Operations", below.

    Management is encouraged by the result of its overhead reduction measures resulting in a Net Income for the quarter ended March 31, 1997 of $49,626 compared to a loss of ($112,887) for the same period last fiscal year. Management anticipates that this trend will continue in the fourth quarter of this fiscal year ending June 30, 1997.

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)


RESULTS OF OPERATIONS

    The following table sets fourth, for the periods indicated, certain items from the consolidated statement of income, expressed as a percentage of net sales:


                                             QUARTER ENDED MARCH 31  NINE MONTHS ENDED MARCH 31
                                                 1997      1996          1997       1996
                                             --------------------------------------------------

    REVENUES

    Royalties                                    44.6      30.5          45.3       31.6
    Supplier Incentives, commissions & other     27.0      17.0          27.8       18.3
    Proprietary products                         12.7       9.6          13.5        4.5
    Sales of Corporately managed stores          10.3      39.9           9.5       41.8
    Franchising                                   5.4       3.0           3.9        3.8
                                              ---------------------------------------------
    Net Sales                                   100.0%    100.0%        100.0%     100.0%

    EXPENSES

    Franchising.                                 (0.0)     (2.1)         (0.7)      (2.0)
    Head office and administration              (38.8)    (38.2)        (41.7)     (36.0)
    Proprietary products                        (10.7)     (8.4)        (11.4)      (4.0)
    Corporately Managed Stores                  (12.0)    (39.9)         (9.5)     (41.7)
    Interest expense                             (4.2)     (4.5)         (4.1)      (4.3)
    Depreciation and Amortization               (29.0)    (14.2)        (28.4)     (14.6)
                                              ---------------------------------------------
                                                (94.7)%  (107.3)%       (95.8)%   (102.6)%
                                              ---------------------------------------------
    Net Income                                    5.3%     (7.3)%         4.2%      (2.6)%
                                              ---------------------------------------------
                                              ---------------------------------------------


                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

 QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996.

    Total revenue for the quarter ended March 31, 1997 decreased $580,000 or 38.1% to $943,000 from $1,523,000 for the same period last year. The decrease in revenue resulted primarily from:

         * The sales of corporately managed stores decreased by $511,000 as a result of management's decision to divest itself from most corporately managed stores.

         * Royalties decreased $44,000 or 9.4% to $421,000 compared to $465,000 for the same period last year, primarily as a result of the decline in system sales as noted in "General " above.

         * Supplier incentives decreased $5,000 or 1.8% to $254,000 compared to $259,000 for the same period last year.

         * Franchising increased $6,000 or 12.8% to 51,000 compared to $45,000 for the same period last year.

         * In the fiscal year ended June 30, 1996 the Company commenced purchasing certain proprietary products directly from manufacturers and selling proprietary products to distributors for distribution to the franchised and corporately managed locations. Revenues from those sales were $120,000.

    Expenses for the quarter ended March 31, 1997 decreased $742,000 or 45.4% to $893,000 from $1,635,000 for the same period last year. The decrease in expenses relate to the following:

         * Cost associated with managed franchised stores decreased $495,000 a direct result of the decrease in the number of corporately managed stores.

         * Head Office and Administration cost decreased $216,000 or 37.1% to $366,000 from $582,000 for the same period last year. The decreased in cost is a direct result of management's decision to reduce corporate overheads. Management anticipates that the decrease in Head Office and Administration will continue throughout the 4th quarter.

         * The cost of purchasing certain proprietary products for resale to distributors, which commenced last fiscal year, was $101,000.

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)


EXPENSES FOR THE QUARTER ENDED DECEMBER 31, 1996 (CONT'D)


         * Interest expense decreased by $29,000 or 42.0% to $40,000 from $69,000 last year. The decrease is a result of the difference between a debenture held by Royal Bank of Canada and its fair market value having been completely amortized.

         * Net income for the quarter ended March 31, 1997 was $50,000 compared to a loss of ($113,000) for the same period last year.



WORKING CAPITAL

The working capital deficit at the end of the period was $180,000 compared to a working capital of $42,000 for the same period last year. This regression of $222,000 in the working capital deficit was a result of management's decision to capitalize some stores held for resale and depreciate them over the next 60 months.


LIQUIDITY AND CASH FLOW


During the quarter the operating cash flow was $42,655 compared to an outflow of $(7,861) for the same quarter of the last fiscal year. This is the result of a reduction in interest expense, an increase in depreciation and amortization and a increase in non-cash operating working capital.

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

PART 11  OTHER INFORMATION

Item 1   Legal Proceedings - See notes to Financial Statements

Item 2   Changes in Securities - None

Item 3   Defaults Upon Senior Securities - None

Item 4   Submission of Matters to a Vote of Securities Holders - None

Item 5   Other Information
         i) The Royal Bank of Canada and its wholly owned subsidiary The Royal Bank Capital Corporation (collectively "RBCC"), Treats International Enterprises Inc. and Paul J. Gibson, President and Chief Executive Officer of Treats International Enterprises Inc. and his immediate family (Collectively "Gibson"), entered on April 8, 1997 into a Memorandum of Understanding. The Memorandum documents the agreement, terms and conditions under which each of RBCC and Gibson have agreed upon a price for which they would be prepared to either (1) buy out the Gibson interests or RBCC interests respectively, or (2) sell the RBCC interests or Gibson interests respectively.

         The Memorandum of Understanding will expire on July 7, 1997.

         Treats International Enterprises, Inc. has subsequently engaged Hill Thompson Capital Markets, Inc. of New York, NY to represent the Company.

         The above noted transactions are subject to any regulatory approvals required.

         ii) On February 14, 1997 by way of a resolution of the Board of Directors severances for the four officers of the Company were amended to reflect the years of service, specifically 2 months of base compensation for every year of service. Once a Senior Officer reached 5 years of consecutive service, they are entitled to a minimum of 2 years compensation based on the final year of service.

Item 6   Exhibits and Reports on Form 8-K - None

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                                AS AT MARCH 31, 1997
                                  (CANADIAN DOLLARS)

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the nine months ended March 31, 1997.

The result of operation for the period ended March 31, 1997 are not necessarily indicative of the results of the entire year.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul J. Gibson                                       May 09, 1997
   ---------------------------------------
Paul J. Gibson, Chief Executive Officer


By: /s/ John A. Deknatel                                     May 09, 1997
   ---------------------------------------
John A. Deknatel, Chief Operating Officer


By: /s/ Francois Turcot                                      May 09, 1997
   ---------------------------------------
Francois Turcot, Director of Finance