Form 10-K
period 1997-06-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 1997-11-24
CIK 842906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997
                          -----------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 15 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                           to
                              ---------------------------------------------

Commission file number    0-21418
                          -------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                13-3495199
-----------------------------------     ---------------------------------------
     State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization

418 Preston St., Ottawa, Ontario, Canada                         K1S 4N2
-------------------------------------------------------------------------------
(Address of principal executive offices                          (Zip Code)

Registrant's telephone number, including area code          (613) 563-4073
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered

------------------------           --------------------------------------------

------------------------           --------------------------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the
registrant is U.S. $168,615..   The aggregate market value was computed by
reference to the average bid and asked prices as of October 3, 1997..
(U.S.$0.03)

It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                      19,024,598
     ----------------------------            -----------------------------------
          Title of Class                     Shares outstanding at June 30, 1997


DOCUMENTS INCORPORATED BY REFERENCE

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1997

               INDEX                                                      PAGE
-------------------------------------------------------------------------------
PART 1
Item 1         Business                                                   4 -5
Item 2         Properties                                                  6
Item 3         Legal Proceedings                                           6
Item 4         Submission of Matters to a Vote of Security Holders         6

PART 11
Item 5         Market for the Registrant's Common Equity
               and Related Stockholder Matters                           7 - 8
Item 6         Selected Financial Data                                   9 - 10
Item 7         Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11 - 16
Item 7-A       Quantitative and Qualitative disclosure about
               market risk.                                                16
Item 8         Financial Statements and Supplementary Data              17 - 37
Item 9         Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                      38

PART 111
Item 10        Directors and Executive Officers of the Registrant       39 - 40
Item 11        Executive Compensation                                      41
Item 12        Security Ownership of Certain Beneficial Owners and
               Management                                               42 - 43
Item 13        Certain Relationships and Related Transactions              44

PART 1V
Item 14        Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                 45 - 48

SIGNATURES                                                                 49

                                     PART 1

ITEM 1  BUSINESS


Treats International Enterprises, Inc.(the"Company")is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins, gourmet specialty coffees, and related food and beverage products in retail stores using a system and methodology of marketing developed and designed by the Company and identified by the trademark TREATS.


The Company operated its business through its wholly-owned subsidiary Treats Inc. Treats Inc. is the parent company to a number of other entities, specifically:


     CHOCOLATE GOURMET TREATS LIMITED ("CGTL")
     TREATS ONTARIO INC.
     TREATS INTERNATIONAL INC.
     TRIADON INVESTMENT GROUP INC. ("TIG")
     ACCOUNTING AND CONSULTING INC.(1)
     (1) Subsidiary of GGTL


As at September 30, 1997 there were 145 retail units in North America utilizing the Treats System. 139 of these units are owned and operated by franchisees; 6 are corporately managed. 141 units are located in Canada and 4 are located in the United States.


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

The Company markets essentially three variations on the Treats concept. The Treats Bakery, normally 250 - 500 square feet in size with no seating area of its own, the Treats Bakery Cafe, normally 500 - 2,000 square feet in size with its own seating arrangement, and Treats International Coffee Emporium varies normally 500 - 2,000 square feet with its own seating arrangements. Treats franchise stores are found in a variety of locations including office complexes, shopping malls, mixed use properties (commercial location with a shopping area), street front locations, transportation terminals, and universities. The Company seeks locations or sites in high pedestrian traffic areas, where high visibility prevails.

For substantially all single store franchises in Canada, the Company or one of its subsidiaries has entered into a lease (the "Head Lease") with the relevant landlord and the location is sub-leased at the same cost to the franchisee. The Head Lease is the lease agreement between the landlord and the entity which signs it ("Tenant"). The Tenant is bound by the terms and conditions thereof. Generally for stores opened by an Area Franchisee, the Area Franchisee enters into the head lease directly and the head lease is collaterally assigned to the Company. The collateral assignment means the Company does not have all the rights and obligations associated with entering into the head lease. It gives the Company the right, but not the obligation, to assume the franchisee's position under the Head Lease if the franchisee defaults under its obligations under the Area Franchise Agreement with the Company. Franchisee in this context means the person who enters into the Franchise Agreement in a location covered under an Area Franchise Agreement.

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

LEASED PREMISES

     The Company currently leases space for its head office in Ottawa, Canada. The Company has a lease commitment until April 30, 2001. (See Related Party Transactions Part 111 Item 13-b).


ITEM 3  LEGAL PROCEEDINGS


     The Company is a defendant in several actions arising in the normal course of business. The Company has made offers to settle some of the claims but to date they have not been accepted. Judgements were issued against the Company on some of the claims in the amount of $377,000 all of which are under appeal.


     As the outcome of either the claims, counterclaims or appeals is not determinable at this time, these financial statements do not include a provision for any potential losses.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Security Holders in the fourth quarter.

                                     PART 11

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

-------------------------------------------------------------------------------

The Company's securities, primarily the Units, Stock and Warrants, have been quoted in the over-the-counter market since August 1989. The number of record holders of the Company's Common Stock at June 30, 1997 was 1,234 and at June 30, 1996, was 1,161. Management does not know the number of beneficial holders of the shares of Common Stock. Commencing in January 1992, the Common Stock has been quoted separately. Management has no knowledge whether the volume of trading since January 31, 1992 constitutes an active market or whether an active market will develop.

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

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONT'D)

-------------------------------------------------------------------------------


Quarter Ended            High Bid   Low Bid   High Asked   Low Asked
-------------            --------   -------   ----------   ---------
                          (US $)    (US $)      (US $)      (US $)

     As of June 21, 1993, the Common Stock has been quoted on the computerized bulletin board of NASDAQ under the symbol TIEI. Quotations are as follows:

September 30, 1995        0.1875     0.1875      0.3125      0.3125
December 31, 1995         0.125      0.125       0.3125      0.3125
March 31, 1996            0.1875     0.1875      0.3125      0.3125
June 30, 1996             0.1875     0.1875      0.3125      0.3125
September 30, 1996        0.0625     0.0625      0.1875      0.1875
December 31, 1996         0.030      0.030       0.060       0.060
March 31, 1997            0.030      0.030       0.060       0.060
June 30, 1997             0.020      0.020       0.060       0.060
September 30, 1997        0.020      0.020       0.060       0.060

ITEM 6  SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------

The following chart of selected financial data of the Company for five fiscal years are derived from the consolidated financial statements of the Company. The Company presents its financial results in Canadian dollars. For the convenience of the reader, the results for the year ended June 30, 1997, have been converted into U.S. dollars, at the prevailing rate of exchange.


                                                            AS AT JUNE 30
                                                            -------------

                                   1997      1997         1996       1995       1994      1993
                                 --------------------------------------------------------------
                                  (US)(1)                   ( IN THOUSANDS )
CONSOLIDATED BALANCE SHEET DATA:

Cash                             $ ----    $ ----       $ ----       $  60.     $ 243.    $   5.
Current Assets                       447.      618.       1,256.     1,069.       990.      907.
Franchise Rights                   6,926.    9,566.      10,275.    10,984.    11,692.   11,462.
Total Assets                       9,331.   12,888.      13,525.    13,435.    13,808.   13,149.

Current Liabilities                1,015.    1,402.       1,847.     2,254.     2,257.    2,552.
Working Capital (Deficit)           (567.)    (783.)       (591.)   (1,185.)   (1,267.)  (1,645.)
Long Term Liabilities              1,403.    1,938.       2,279.     1,758.     2,234.    4,819.
Non-Controlling Interest           ----      ----         ----         232.       232.    1,397.
Stockholders' Equity               6,914.    9,549.       9,399.     9,192.     9,084.    4,382.


     ( 1 ) The company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 1997
               Conversion rate: One (1) (US) Dollar equals: $1.3812

-------------------------------------------------------------------------------



                                                                 FOR THE YEAR ENDED JUNE 30

                                           1997         1997         1996          1995        1994          1993
                                         ---------------------------------------------------------------------------
                                         (U.S.)(1)     (IN THOUSANDS, EXCEPT FOR PER SHARE AND RESTAURANT DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue
Royalties                                $  1,219.    $ 1,684.      $ 1,842.      $ 1,947.    $2,001.      $ 1,989.
Supplier incentives
 commission and other                         742.      1,026.        1,071.        1,001.     1,024.          966.
Sales of managed franchise stores             441.        608.        2,106.        1,579.       812.          523.
Proprietary products                          370.        511.          341.         ----       ----          ----
Franchise fees                                145.        200.          265.          351.       272.          341.

                                         ---------------------------------------------------------------------------
Total                                       2,917.      4,029.        5,625.        4,878.     4,109.        3,819.

Expenses
 Head office administration               $ 1,301.    $ 1,797.      $ 2,037.      $ 1,850.   $ 1,878.      $ 1,796.
 Managed franchise stores                     342.        473.        2,079.        1,687.       832.          587.
 Amortization                                 715.        987.          839.          789.       767.          755.
 Franchising                                   18.         25.          121.          168.       230.          284.
 Interest                                     114.        157.          249.          276.       215.          339.
 Proprietary products                         319.        440.          294.         ----       ----          ----
                                         ---------------------------------------------------------------------------
Total                                       2,809.      3,879.        5,619.        4,771.     3,922.       3,761.
                                         ---------------------------------------------------------------------------

Income before income taxes                    108.        150.            6.          107.       187.          58.
Income taxes                                  ----        ----          ----          ----       ----         ----
                                         ---------------------------------------------------------------------------

Net Income                                    108.        150.            6.          107.       187.          58.
                                         ---------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------

Avg No. of Shares Outstanding (2)          19,024.     19,024.       19,996.       20,742.    18,507.      12,273.
Earnings per Share                           0,00.       0,00.         0,00.         0,00.      0,01.        0,00.
                                         ---------------------------------------------------------------------------

Number of Treats units in Chain               142.        142.          166.          171.       164.         160.
Other concept ( closed )                        0.          0.            0.            0.         0.           1.


     ( 1 ) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 1997
               Conversion rate: One (1) (US) Dollar equals: 1.3812

     ( 2 ) The Company has 19,024,598 shares outstanding. Net profit (loss) per share is calculated based on the weighted average number of shares outstanding for the period. (see Note 12, June 30, 1997, see note 13, June 30, 1996).

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------

             (All numbers are in Canadian $ unless otherwise noted)

GENERAL

     -    THE YEAR ENDED JUNE 30, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996.

     System-wide retail sales for the twelve months ended June 30, 1997 were $26,903,000 compared to $30,270,000 a decrease of $3,367,000 or 11.1% for the same period last year. The sales decline can be attributed to the Company's decision to close down 24 locations during the past twelve months. Ten of these locations were in the Ottawa region. The Company had a contract to supply commissary baked goods to these locations through a relationship with a contract catering company. The catering company in question was sold to a company with a controlling interest in a direct competitor of Treats International Enterprises, Inc. and the Company elected to discontinue the relationship. The other units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATIONS

     Total revenue for the year ended June 30, 1997 decreased $1,596,000 or 28.4% to $4,029,000 from $5,625,000 for the same period last year. The decrease in revenue resulted primarily from:

     - The sales of corporately managed stores decreased by $1,498,000 as a result of management's decision to divest itself from most corporately managed stores. This represents 94% of the decline in total revenue for the year.

     - Royalties decreased $158,000 or 8.6% to $1,684,000 compared to $1,842,000 for the same period last year, primarily as a result of the decline in system sales as noted in "General" above.

     - Supplier incentives decreased $45,000 or 4.2% to $1,026,000 compared to $1,071,000 the same period last year.

     - Franchising decreased $65,000 or 24.5% to $200,000 compared to $265,000 for the same period last year.

     - Proprietary products sold to distributors for distribution to the franchised and corporately managed locations increased $170,000 or 49.9% to $511,000 compared to $341,000 for the same period last year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONT'D)

     Expenses for the year ended June 30, 1997 decreased $1,740,000 or 31% to $3,879,000 from $5,619,000 for the same period last year. The decrease in expenses relate to the following:

     - Costs associated with Managed franchised stores decreased $1,605,000 a direct result of the decrease in the number of corporately managed stores.

     - Head office and administration expenses decreased $240,000 or 11.8% to $1,797.000 from $2,037,000 for the same period last year. The decreased in cost is a direct result of management's decision to reduce corporate overheads.

     - The cost of purchasing certain proprietary products for resale to distributors increased $146,000 or 49.7% to $440,000 from $294,000 for the same period last year.

     - Interest expense decreased by $92,000 or 36.9% to $157,000 from $249,000 last year. The decrease is a result of the difference between a debenture held by Royal Bank of Canada and its fair market value having been completely amortized.

     - Net income for the year ended June 30, 1997 was $150,000 compared to a net income of $6,000 for the same period last year.

CAPITAL RESOURCES - June 30, 1997

     The Company's capital asset requirements, as stated in the past, are not very demanding. Funds are needed to upgrade the reporting system from franchisees. The present system is adequate at this time but new electronic sales recording equipment will improve the royalty collection through improved control as well as improved management information system data collection.

LIQUIDITY AND CASH FLOW - June 30, 1997

     The working capital deficit at the year end increased by $192,000 to $(783,000). This was primarily due to an increase of $255,278 in the current portion of the long-term debt Accounts payable and accrued liabilities declined by $616,000 and Long-Term declined by $86,000..

     The cash flow from operations during fiscal 1997 increased significantly by $378,000 or 57.5% to $1,035,000 compared to $657,000 in the previous fiscal year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

-------------------------------------------------------------------------------

LIQUIDITY AND CASH FLOW (CONT'D)

     DEBT TO EQUITY:

     The ratio of debt to equity as at June 30, 1997 was .25 to 1. This compares favourably to .26 to 1 in the previous fiscal year.

     Liquidity is adequate for the coming years operations

     IN THE YEAR:

     The Company commenced implementation of a new system of direct bank transfer for royalty, ad fund and notes receivable. To date 53% of all franchise owners have been converted to this new, significantly more efficient, method of weekly and monthly payments. The Company anticipated that by the end of the current fiscal year virtually all franchisees will remit their payments using the new system.


     During the year the Company successfully introduced a line of New York style Bagels throughout the system (where permitted by Use Clauses in Lease Agreements). It also commenced an extensive test of a completely revamped sandwich program and in July of this year approved roll out of the new sandwich program in 60% of its locations. It is anticipated that the roll out will be completed by December 1997.

     The Company also concluded a new two year contract with the Quaker Oats Company of Canada to supply its proprietary bakery mixes.

ITEM 7 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

-------------------------------------------------------------------------------
             (All numbers are in Canadian $ unless otherwise noted)


GENERAL

     -  THE YEAR ENDED JUNE 30, 1996 COMPARED TO THE YEAR ENDED JUNE 30, 1995.

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

RESULTS OF OPERATIONS

     -  THE YEAR ENDED JUNE 30, 1996 COMPARED TO THE YEAR ENDED JUNE 30, 1995.

     Total revenue for the year ended June 30, 1996 was $5,625,000 compared to $4,878,000 for the previous fiscal year. This increase of $747,000, or 15.3% resulted from:

     - Sales of managed restaurants increased $527,000 or 33.4% to $2,106,000 for the year ended June 30, 1996 compared to $1,579,000 for the 12 months last year.
     - Revenue from royalties for the year decreased $105,000 to $1,842,000 compared to $1,947,000 last year.
     - Revenue from supplier incentives increased 19.25% in the twelve months to $1,193,000 from $1,001,000 last year.
     - Revenue from franchising has decreased 59.5% in the year to $142,000 compared to $352,000 last year.
     - The Company in this year commenced purchasing certain proprietary products directly from manufacturers, selling those products to distributors for delivery to the Companies owned and franchised stores. Revenues from those sales were $341,000.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONT'D)

     Expenses for the year ended June 30, 1996 increased $848,000 to $5,619,000 compared to $4,771,000 for the twelve months ended June 30, 1995. The net increase in cost and expenses relate to the following:

     - Franchising costs, which are marketing related, were 28.2% lower at $121,000 compared to $168,000 for last year.

     - Administration cost increased by 10.1% to $2,037,000 compared to $1,850,000 for last year.

     - Costs associated with managed restaurants' operations increased by $393,000 or 23.3% from $1,687,000 to $2,080,000 year to year, a direct result of the increase in the number of managed stores.

     - Interest expense decreased by $27,000, or 9.8%, to $249,000 from $276,000 for the 12 months last year.

     - The cost of purchasing certain proprietary products for resale to distributors introduced in this fiscal year was $294,000.

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

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

-------------------------------------------------------------------------------

LIQUIDITY AND CASH FLOW (CONT'D)

     DEBT TO EQUITY:

     The ratio of debt to equity is constant at the end of the current financial year. The ratio at June 30, 1996 was .26 to 1 compared to .3 to 1 as at June 30, 1995.

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


     ITEM 7-A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

-------------------------------------------------------------------------------

     n/a

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-------------------------------------------------------------------------------


TREATS INTERNATIONAL ENTERPRISES, INC.

     Consolidated Financial Statements 1997 compared to 1996     Page 18 to 37

          CONSOLIDATED
          FINANCIAL
          STATEMENTS











          TREATS INTERNATIONAL
          ENTERPRISES, INC.






          June 30, 1997 and 1996

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996
                               (CANADIAN DOLLARS)




                                      INDEX


          Page


            20                Auditors' Report

         21 - 22              Consolidated Balance Sheets

            23                Consolidated Statements of Income and Deficit

            24                Consolidated Statements of Cash Flow

            25                Consolidated Statements of Stockholders' Equity

         26 - 37              Notes to the Consolidated Financial Statements

                                 AUDITORS REPORT



TO THE SHAREHOLDERS OF
     TREATS INTERNATIONAL ENTERPRISES, INC.



We have audited the consolidated balance sheets of TREATS INTERNATIONAL ENTERPRISES, INC. as at June 30, 1997 and 1996 and the consolidated statements of income and deficit, cash flow and of stockholders' equity for the years ended June 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1997 and 1996 and the results of its operations and its cash flow for the years ended June 30, 1997, 1996 and 1995 in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States).




                              Chartered Accountants

     Toronto, Canada
     August 27, 1997

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1997 AND 1996
                               (CANADIAN DOLLARS)


                                           NOTE        1997           1996
-------------------------------------------------------------------------------
                                                         $              $
                                     ASSETS

CURRENT

     Accounts receivable                               254,852.       384,570 .
     Prepaid expenses                                  152,705.       206,826 .
     Construction work in process                       22,074.       352,198 .
     Current portion of notes receivable               188,714.       312,633 .
                                                  -----------------------------
                                                       618,345.     1,256,227 .

FRANCHISE STORES HELD FOR RESALE                       149,924.       484,128 .

DEFERRED COSTS                                         462,715.       228,113 .

NOTES RECEIVABLE                             3       1,438,528.       892,517 .

CAPITAL ASSETS                               4         652,860.       370,081 .

ADVERTISING COMMITMENT                       5           ----          19,310 .

FRANCHISE RIGHTS                             6       9,565,999.    10,274,780 .
                                                  -----------------------------

                                                    12,888,371.    13,525,156 .
                                                  -----------------------------
                                                  -----------------------------

                        Approved on behalf of the Board;

                                                         Director
                        ---------------------------------

                                                         Director
                        ---------------------------------



                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1997 AND 1996
                               (CANADIAN DOLLARS)

                                       NOTE        1997           1996
-------------------------------------------------------------------------------

                                                     $              $
                                   LIABILITIES

CURRENT
     Accounts payable and accrued liabilities     863,778.     1,479,357 .
     Current portion of long-term debt            435,649.       180,371 .
     Bank indebtedness                            102,232.       187,218 .
                                             -----------------------------
                                                1,401,659.     1,846,946 .
LONG-TERM DEBT                          7       1,703,074.     2,044,364 .
LEASE SECURITY DEPOSITS                           234,791.       234,989 .
                                             -----------------------------
                                                3,339,524.     4,126,299 .
                                             -----------------------------

COMMITMENTS AND CONTINGENCIES           8

                               STOCKHOLDERS EQUITY

CAPITAL STOCK                           9
Preferred:
  Authorized - 10,000,000 non-voting,
  cumulative shares, dividends at U.S.$.028 per
  share (Cdn.$0.38 per share), redeemable at
  option of company at U.S.$1. per share, par
  value U.S.$0.50 issued, 5,409,825 series A
  shares                                        3,732,779.     3,732,779 .
Common:
  Authorized - 33,333,333 shares par value
    US $0.001
  Issued - 19,024,598 shares                       19,025.        19,025 .
Additional paid - in capital                   10,757,739.    10,757,739 .
                                             -----------------------------
                                               14,509,543.    14,509,543 .
DEFICIT                                        (4,960,696.)   (5,110,686).
                                             -----------------------------
                                                9,548,847.     9,398,857 .
                                             -----------------------------
                                               12,888,371.    13,525,156 .
                                             -----------------------------
                                             -----------------------------

                        Approved on behalf of the Board;

                                                         Director
                        ---------------------------------

                                                         Director
                        ---------------------------------


                           See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
                       YEAR ENDED JUNE 30. 1997, 1996 AND 1995
                                  (CANADIAN DOLLARS)




                                  NOTE              1997               1996                  1995
-------------------------------------------------------------------------------------------------------
                                                       $                  $                     $
REVENUES

  Sales of managed franchise stores                 607,752.          2,106,368.          1,579,323.
  Royalties                                       1,683,665.          1,841,848.          1,946,830.
  Supplier incentives, commissions and other      1,026,046.          1,070,944.          1,000,781.
  Proprietary products                              511,052.            341,229.              ----
  Franchising                                       200,019.            264,713.            351,532.
                                                 ------------------------------------------------------

                                                  4,028,534.          5,625,102.          4,878,466.
                                                 ------------------------------------------------------
EXPENSES

  Managed franchise stores                          474,128.          2,079,390.          1,687,363.
  Head office and administration                  1,796,662.          2,036,743.          1,850,134.
  Proprietary products                              439,714.            293,743.              ----
  Interest on long-term debt                        156,716.            248,793.            276,045.
  Franchising                                        24,817.            120,936.            168,366.
  Amortization
     Capital assets and franchise rights            889,083.            839,251.            789,347.
     Deferred costs                                  97,424.              ----                ----
                                           ------------------------------------------------------------
                                                  3,878,544.          5,618,856.          4,771,255.
                                           ------------------------------------------------------------


NET INCOME FOR THE YEAR            11               149,990.              6,246.            107,211.
DEFICIT, BEGINNING OF YEAR                       (5,110,686.)        (5,116,932.)        (5,224,143.)
                                           ------------------------------------------------------------
DEFICIT, END OF YEAR                             (4,960,696.)        (5,110,686.)        (5,116,932.)
                                           ------------------------------------------------------------

EARNINGS (LOSS) PER SHARE          12                 0.00               (0.01)               0.00
                                           ------------------------------------------------------------
                                           ------------------------------------------------------------



                              See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                       YEAR ENDED JUNE 30, 1997, 1996 AND 1995
                                  (CANADIAN DOLLARS)






                                                      1997               1996                  1995
-------------------------------------------------------------------------------------------------------
                                                       $                  $                     $

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES

OPERATING
  Net income for the year                           149,990.              6,246.            107,211.
  Items not affecting cash
    Amortization
      Capital assets and franchise rights           889,083.            839,251.            789,347.
      Deferred costs                                 97,424.              ----                ----
  Capital assets                                   (353,414.)             ----                ----
  Franchise stores held for resale                  353,414.              ----                ----
  Interest expense related to annual
    accretion of Royal Bank of Canada
    subordinated debenture                            ----               75,000.             75,000.
                                             ----------------------------------------------------------
                                                  1,136,497.            920,497.            971,558.
Changes in non-cash operating working
  capital items                                    (101,814.)          (263,714.)          (386,541.)
                                             ----------------------------------------------------------
                                                  1,034,683.            656,783.            585,017.
                                             ----------------------------------------------------------

FINANCING
  Long-term debt                                    (86,012.)          (101,692.)          (317,977.)
  Bank indebtednes                                  (84,986.)           187,218.              ----
  Issue of common shares                              ----                   350.             ----
  Cancellation of common shares                       ----                (2,067.)            ----
  Deferred revenue                                    ----               (18,079.)          (94,406.)
  Share issue costs                                   ----               (29,289.)            ----
  Redemption of non-controlling interest
    in subsidiary                                     ----               232,000.             ----
                                             ----------------------------------------------------------
                                                   (170,998.)           268,441.           (412,383.)
                                             ----------------------------------------------------------
INVESTING
  Advertising commitment                             19,310.             47,458.             51,118.
  Notes receivable                                 (422,092.)          (564,518.)           (26,659.)
  Deferred costs                                   (332,026.)           (65,759.)          (162,354.)
  Purchase of capital assets                       (109,667.).         (232,258.)          (140,059.)
  Franchise stores held for resale                  (19,210.)            62,089.            (77,921.)
  Non-controlling interest in subsidiaries            ----             (232,000.)             ----
                                             ----------------------------------------------------------
                                                   (863,685.)          (984,988.)          (355,875.)
                                             ----------------------------------------------------------

NET CASH INFLOW (OUTFLOW)                             ----              (59,764.)          (183,241.)

CASH POSITION, BEGINNING OF YEAR                      ----               59,764.            243,005.
                                             ----------------------------------------------------------

CASH POSITION, END OF YEAR                            ----                ----               59,764.
                                             ----------------------------------------------------------
                                             ----------------------------------------------------------

                              See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(NOTE 9)
                       YEAR ENDED JUNE 30, 1997, 1996 AND 1995
                                  (Canadian dollars)



                                       ----- PREFERRED SHARES ---     ----  COMMON SHARES ---
                                         SHARES         AMOUNT         SHARES         AMOUNT         DEFICIT          TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                                           $                            $               $
Balance, June 30, 1994                  5,409,825.     3,732,779.    20,741,942.    10,575,770.    (5,224,143.)    9,084,406.
Net income for the year                     ----           ----           ----           ----         107,211.       107,211.
                                      ------------------------------------------------------------------------------------------

Balance, June 30, 1995                  5,409,825.     3,732,779.    20,741,942.    10,575,770.    (5,116,932.)    9,191,617.

Common shares issued                        ----           ----         350,000.           350.         ----             350.
Cancellation of common shares               ----           ----      (2,067,344.)       (2,067.)        ----          (2,067.)
Share issue costs                           ----           ----           ----         (29,289.)        ----         (29,289.)
Redemption of non-controlling
  interest in subsidiary                    ----           ----           ----         232,000.         ----         232,000.
Net income for the year                     ----           ----           ----           ----           6,246.         6,246.
                                      ------------------------------------------------------------------------------------------

Balance, June 30, 1996                  5,409,825.     3,732,779.    19,024,598.    10,776,764.    (5,110,686.)    9,398,857.

Net income for the year                     ----           ----           ----           ----         149,990.       149,990.
                                      ------------------------------------------------------------------------------------------

Balance, June 30, 1997                  5,409,825.     3,732,779.    19,024,598.    10,776,764.    (4,960,696.)    9,548,847.
                                      ------------------------------------------------------------------------------------------
                                      ------------------------------------------------------------------------------------------


                              See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    These consolidated financial statements comprise the accounts of the Company and its wholly - owned subsidiaries from the date of acquisition, as follows:

    *    Treats Inc.
    *    Treats Ontario Inc.
    *    Chocolate Gourmet Treats Limited
    *    Accounting & Consulting Inc.
    *    Treats International Inc.
    *    Triadon Investment Group Inc.

    All intercompany transactions and balances have been eliminated.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States) and include the following significant accounting policies.

    ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    REVENUE RECOGNITION

    Franchise revenue arises on the sale of national, area and store franchises. Franchise store revenue is recognized as income when the respective purchase and sale agreements have been signed, all material conditions relating to the sale have been substantially completed by the Company, and the franchise store has commenced operations. Revenue from national and area franchise agreements is recognized when the area development agreement has been signed and all substantial obligations of the Company have been completed.

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


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


    CAPITAL ASSETS AND AMORTIZATION
    Capital assets are recorded at cost less accumulated amortization. Amortization is provided for at rates intended to write off the assets over their estimated economic lives, as follows:


         Furniture, fixtures and equipment       -    5 years straight-line
         Reference books                         -    5 years straight-line
         Corporate owned stores reacquired
              from franchisees                   -    5 years straight-line
         Corporate owned store equipment
              reacquired from former franchisees -    5 years straight-line


    FRANCHISE RIGHTS
    Franchise rights are being carried at cost less accumulated amortization. Amortization is provided for on a straight-line basis over 20 years.

    DEFERRED COSTS
    Deferred costs consist of:

    (a) The Coffee Emporium project, which was completed on June 30, 1996; the costs are being amortized on a straight-line basis over three years commencing July 1, 1996.

    (b) A consulting contract with a former officer of the Company expiring in 2002.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


                                                    1997   1996
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

    EARNINGS (LOSS) PER SHARE
    Net earnings (loss) per share are calculated using the daily weighted average number of common shares outstanding during the fiscal year plus the net additional number of shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

3.  NOTES RECEIVABLE

    Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from July 1997 to June 2020.

    Notes receivable, net of allowance
      for doubtful accounts of Nil (1996 - nil)  1,627,242.      1,205,150.

    Less current portion                          (188,714.)      (312,633.)
                                                -----------------------------

                                                 1,438,528.        892,517.
                                                -----------------------------
                                                -----------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)

                                                                             1997            1996
----------------------------------------------------------------------------------------------------

4.  CAPITAL ASSETS



                                                          ACCUMULATED
                                                COST      AMORTIZATION         -- NET BOOK VALUE --
    Furniture, fixtures
      and equipment                         $  691,299.     $ 570,482.     $ 120,817.      $188,040.
    Reference books                             25,966.        23,541.         2,425.         5,796.
    Corporate owned stores
      reacquired from franchisees              359,732.        56,468.       303,264.          ----
    Corporate owned store
     equipment reacquired from
     former franchisees                        261,302.        34,948.       226,354.       176,245.
                                          ------------------------------------------------------------
                                            $1,338,299.       685,439.       652,860.       370,081.
                                          ------------------------------------------------------------
                                          ------------------------------------------------------------



5.  ADVERTISING COMMITMENT

    The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an asset/liability for future advertising and promotion.



6.  FRANCHISE RIGHTS
                                                 $               $

    Franchise rights                        14,175,609.     14,175,609.
    Accumulated amortization                (4,609,610.)    (3,900,829.)
                                          ------------------------------
                                             9,565,999.     10,274,780.
                                          ------------------------------
                                          ------------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


                                                           1997         1996
--------------------------------------------------------------------------------

6.  FRANCHISE RIGHTS (CONT'D)

    The company obtained an independent appraisal dated October 9, 1997 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in excess of $9,500,000 as at June 30, 1997.

7.  LONG - TERM DEBT                                         $          $
    3193853 Canada Inc.
      Term loan, repayable in 66 monthly instalments
      of $10,000 plus interest at prime plus 2.5%, due
      March 2001, secured by a general security
      agreement, general assignment of book debts
      and franchise rights, pledge of all the shares in
      subsidiary and associated companies.               608,000.    608,000.
      (see note (a) below)
    Royal Bank of Canada,
      Subordinated debenture bearing interest at 8%
      per annum, payable in 60 monthly instalments, due
      June 30, 2001, secured by a general security
      agreement, general assignment of book debts
      and franchise rights, pledge of all the shares in
      subsidiary and associated companies.              1,129,562.  1,129,562.
      (see note(a) below)
    Business Development Bank of Canada
      Term loan, repayable in 50 monthly instalments
      of $2,000 plus interest at prime plus 4%, due
      June 23, 2000, secured by a general security
      agreement, general assignment of books debts
      and franchise rights, pledge of all the shares
      in subsidiary and associated companies.              72,000.     96,000.
    Other long-term debt
      Non-interest bearing,
      with various terms of repayment ending in 2002      329,161.    391,173.
                                                       ------------------------
                                                        2,138,723.  2,224,735.
    Less current portion                                 (435,649.)  (180,371.)
                                                       ------------------------

                                                        1,703,074.  2,044,364.
                                                       ------------------------
                                                       ------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

7.  LONG-TERM DEBT (CONT'D)

    (a) 3193853 Canada Inc. and the Royal Bank of Canada have waived the defaults pursuant to the loan agreements which includes the non-payment of all principal and interest payments in the year.

    Interest expense for the year related to long-term debt was $156,716 (1996 - $248,793)

    The minimum future principal repayments required over the next five years are as follows:

                                     $

                   1998           435,649.
                   1999           365,527.
                   2000           414,125.
                   2001           480,125.
                   2002           435,297.
                   Subsequent       8,000.
                                ----------

                                2,138,723.
                                ----------
                                ----------

8.  COMMITMENTS AND CONTINGENCIES

    (a) The company is a defendant in several actions arising in the normal course of business. The company has made offers to settle some of the claims but to date they have not been accepted. Judgements were issued against the Company on some of the claims in the amount of $377,000 are all under appeal.

         As the outcome of the claims, counterclaims or appeals is not determinable at this time, these financial statements do not include a provision for any potential losses.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

8.  COMMITMENTS AND CONTINGENCIES(CONT'D)

    (b) The Company has lease commitments for corporate-owned stores and office premises. The Company also, as the franchisor, is the lessee in most of the franchisee's lease agreements. The Company enters into sublease agreements with individual franchisees, whereby the franchisee assumes responsibility for and makes lease payments directly to the landlord. The aggregate rental obligations under these leases, over the next five years are as follows:

         Year ending June 30:
                                           $

                   1998                2,871,744.
                   1999                2,345,207.
                   2000                2,166,759.
                   2001                1,433,459.
                   2002                  824,984.
                   Later Years         1,519,154.
                                    --------------
         Total minimum payments*      11,161,307.
                                    --------------
                                    --------------


         * Minimum payments have not been reduced by minimum sublease rentals for $10,574,167 due in future under noncancelable sublease.

                                              YEAR ENDING JUNE 30,
                                               1997          1998
                                                 $            $

              Minimum rentals                 3,360,844.    2,871,744.
              Less: Sublease rentals         (3,183,401.)  (2,728,717.)
                                            ---------------------------
                                                177,443.      143,027.
                                            ---------------------------
                                            ---------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

9.  CAPITAL STOCK

    ISSUANCE OF SHARES

    At July 1, 1995 the Royal Bank Capital Corporation received 350,000 common shares at nominal consideration as the Company was unsuccessful in raising U.S.$4 million in new equity by June 30, 1995.

    CANCELLATION OF COMMON SHARES - JANUARY 4, 1996

    Pursuant to a resolution of the Board of Directors, the Transfer Agent of record was instructed to cancel and return to treasury the 2,067,344 of the common shares held by Tricapital Management Limited. The shares were originally issued pursuant to a debt restructuring with Tricapital Management Limited. The restructuring did not proceed as outlined and accordingly these shares were cancelled.

    CONVERSION PRIVILEGES - DECEMBER 31, 1996

    In the event that dividends on the Preferred Series A shares fall five quarters in arrears or the shares are not redeemed by December 31, 1996, then the conversion price will be adjusted so that the preferred shares will be convertible into common shares of the Company at a price equal to the lower of the weighted average trading price of the Company for the previous 30 trading days using the average exchange rate for the period and U.S.$0.30 per share. As of June 30, 1997 the preferred shareholder, The Royal Bank of Canada did not exercise the option.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

10. RELATED PARTY TRANSACTIONS

    (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank of Canada holds a subordinated debenture (see note 7) for which the related interest expense was $96,075 (1996 - $84,484).


         Undeclared dividends for July 1, 1994 to June 30, 1997 on the preferred shares owned by the Royal Bank are $615,909.


    (b) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is wholly owned by the family of the President. The family owns approximately 32.6% of the common stock of the Company.


    (c) During fiscal 1996, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. whose President is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $47,574 (1996 - $35,457).


    (d) Accounts payable includes $56,758 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


----------------------------------------------------------------------------

11. INCOME TAXES

    No provision has been made for income taxes as the consolidated group of companies have non capital losses carried forward of $1,141,638 available to offset taxable income. These losses will expire as follows:

                                          $

                   1998                527,433.
                   1999                 89,700.
                   2000                463,327.
                   2001                 61,178.
                                  -------------
                                     1,141,638.
                                  -------------
                                  -------------

12. EARNINGS (LOSS) PER SHARE


    Primary earnings (loss) per share              0.00         (0.01)
                                            --------------------------
    Weighted average number of common
    shares outstanding                       19,024,598    19,996,498
                                            --------------------------
                                            --------------------------

The calculation of fully diluted earnings per common share assumes that, if a dilutive effect is produced, all convertible securities have been converted, all shares to be issued under contractual commitments have been issued and all outstanding options have been exercised at the later of the beginning of the fiscal period and the option issue date. The calculation includes an allowance for imputed earnings derived from the investment of funds which are assumed to have been received and is limited to the maximum authorized common stock available. If all conversions (see note 9) had occurred, the company would have had to increase its maximum authorized common shares. Fully diluted earnings per share are not presented as they are anti-dilutive.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1997 AND 1996
                                  (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

13. FINANCIAL INSTRUMENTS

    FAIR VALUE

    The carrying amounts of accounts receivable, short-term notes receivable and accounts payable and accrued liabilities approximates their fair value because of the short-term maturities of these items.

    The carrying amount of the long-term notes receivable, long-term subordinated debenture and term loans approximates their fair value because the interest rates approximates market rates.

    The fair values of the other long-term debt due to non-arm's length parties are not determinable, as these amounts are interest-free and due on demand, and, accordingly, cannot be ascertained with reference to similar debt with arm's length parties.

14. COMPARATIVE FIGURES

    Certain prior year's figures have been reclassified to conform with the current year's presentation.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

    -    No Disagreements or changes.

                                       PART 111

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of the Company's Directors and Officers. The Directors of the Company are elected annually by the shareholders and the Officers are appointed annually by the Board of Directors. The Company intends to expand the Board to five Directors.

NAME               AGE       POSITION

Paul J. Gibson     42        President, C.E.O. and Director

John A. Deknatel   50        Chief Operating Officer and Director

Peter-Mark Bennett 40        Director

Erhard M. Sommer   59        Vice President, Operations

Francois Turcot    37        Director of Finance


PAUL J. GIBSON

Mr. Gibson is President, C.E.O. Chairman of the Board of the Company. Mr. Gibson has served as President and C.E.O. of TCC since its formation in 1988 and of Treats Inc. since July 1990. Mr. Gibson also serves in various capacities of The Company's wholly owned subsidiaries. From its formation in 1986 until the amalgamation of certain companies in 1993, he was President and C.E.O. of TMG, a predecessor company of Treats Inc.


JOHN A. DEKNATEL

Mr. Deknatel is C.O.O. and Director of the Company. He also serves in various capacities for The Company's wholly owned subsidiaries. Prior to joining the Company in 1991, Mr. Deknatel served as Vice President and General Manager of Manchu Wok U.S.A., a division of Scott's Hospitality, of Toronto, Ontario.

PETER-MARK BENNETT

Mr. Bennett was appointed Director December 16, 1994. Mr. Bennett is Director of Marketing of Neptec Design Group Ltd. of Ottawa. From July 1994 to July 1997 Mr. Bennett was Director of Operations for Network Xcellence Ltd. in Ottawa. From July 1990 to June 1992 he was Vice-President of Treats Inc. Prior to July 1990 he was Managing Director of Widely Held Northern Investments Ltd.



ERHARD M. SOMMER

Mr. Sommer is Vice President of Operations of the Company. He has been the Vice President of Operations of Treats International Enterprises, Inc., since its formation in 1990. He was the Director of Operations of U.S.A. Treats, the former National Licensor for the (US) in Somerset, New Jersey from January 1990 to October 1990. From March 1985 to January 1990, he was self-employed as a Consultant in the food and hospitality industries. Mr. Sommer left the Company on September 4, 1997 to pursue other interests.



FRANCOIS TURCOT

Mr. Turcot has been comptroller of the Company since May 1991 and has been promoted to Director of Finance in August 1997. Prior to joining the Company Mr. Turcot held the position of Comptroller with a Transport Company in Hull, Quebec. From October 1986 to November 1989, Mr. Turcot was Comptroller at the Ramada Hotel in Hull, Quebec.

ITEM 11  EXECUTIVE COMPENSATION

Set forth in the table below, is the cash compensation paid to the C.E.O. of the Company and the total to all Executive Officers as a group:

                                                 U.S. ($)
                        CAPACITIES IN            CASH
Name of Individual      WHICH SERVED             COMPENSATION
------------------      -------------            ------------
Paul J. Gibson          Chairman and Chief
                        Executive Officer         $83,000.

Executive officers as a group (4 people)         $236,000.

-   There are no options or warrants granted to the present officers.

EMPLOYMENT AGREEMENT

On February 14, 1997 by way of a resolution of the Board of Directors severances for the four officers of the Company were amended to reflect the years of service, specifically 2 months of base compensation for every year of service. Once a Senior Officer reached 5 years of consecutive service, they are entitled to a minimum of 2 years compensation.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth as of the date of October 31, 1997, the number and percentage owned of record and beneficially, by each Officer and Director of the Company and by any other person owning 5% or more of the outstanding shares.

PRINCIPAL SHAREHOLDERS & OFFICERS              Effective October 31, 1997
                                              --------------------------
                                          # Shares of                %
                                         Common stock           Ownership
                                           Registered
                                      -------------------------------------


Paul Gibson Intrust               (1)       960,049.               5.05%
418 Preston Street
Ottawa, Ontario(K1S 4N2)

John Deknatel                               131,121.                .69%
418 Preston Street
Ottawa, Ontario(K1S 4N2)

Access Investment Group Ltd.      (2)     5,060,285.              26.60%
Sassoon House
Nassau, Bahamas

Erhard Sommer                               186,042.                .98%
418 Preston Street
Ottawa, Ontario(K1S 4N2)

Francois Turcot                              36,458.                .19%
418 Preston Street
Ottawa, Ontario(K1S 4N2)
                                       ----------------------------------
Officers & Directors as a group           6,373,955.              33.51%
                                       ----------------------------------
                                       ----------------------------------
OWNERS IN EXCESS OF 5%

Royal Bank / RBCC                 (3)     7,207,760.              37.89%
200 Bay Street, 13th Floor
Toronto, Ontario(M5J 2J5)

NOTES

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

    The shares are convertible at the option of the holder at a price equal to the lower of the weighted average trading price for TIEI for the previous 30 trading days using the average exchange rate for the period and US $0.30 per share.

                                                                      SHARES
                                                                      ------

    Current Holdings RBCC/Royal Bank                                 7,207,760.

    POTENTIAL CONVERSION OF PREFERRED SHARES
    AND DIVIDEND.

    Preferred Shares              $ 3,732,774 @ $.0414              90,163,623.

    Dividend to June 30, 1997     $   615,909 @ $.0414              14,877,029.
                                                                  -------------
    Fully diluted ownership of RBCC/Royal Bank             (1)     112,248,412.
                                                                  -------------
                                                                  -------------

    (1) MAXIMUM SHARES AVAILABLE = 33,333,333

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    CAPITAL STOCK

    ISSUANCE OF SHARES
    At July 1, 1995, The Royal Bank Capital Corporation received 350,000 common shares at nominal consideration as the Company was unsuccessful in raising U.S. $4 million in new equity by June 30, 1995.

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

    CONVERSION PRIVILEGES - DECEMBER 31, 1996
    In the event the dividends fall five quarters into arrears or the shares are not redeemed by December 31, 1996, then the conversion price will be adjusted so that the preferred shares will be convertible into common shares of the Company at a price equal to the lower of the weighted average trading price for of the Company for the previous 30 trading days using the average exchange rate for the period and US$0.30 per share. As of June 30, 1997 the preferred shareholder, The Royal Bank of Canada did not exercise the option.

    RELATED PARTY TRANSACTIONS

    (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the issued stock. The Royal Bank of Canada holds a subordinated debenture (see note 7) for which the related interest expense was $96,075 (1996 - $84,484).

         Undeclared dividends for July 1, 1994 to June 30, 1997 on the preferred shares owned by the Royal Bank are $615,909.

    (b) The Company leases its office premises at an annual cost of approximately $100,000 from a company which is 100% owned by the family of the President. The family owns approximately 32.6% of the common stock of the Company.

    (c) During fiscal 1996, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. whose President is a family member of the Chief Executive Officer of the Company.

    (d) Accounts payable includes an amount of $56,758 arising from normal course of business owed to 764719 Ontario Inc., whose owner is a family member of the Chief Executive Officer of the Company.

                                       PART 1V

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

INDEX

-   Computation of Earnings Per Share -
              U.S. GAAP  - Treasury Share Method           Page 46

-   Computation of Earnings Per Share -
              Treasury Share Method                        Page 47

-   Auditors' Report on Financial Statement Schedules      Page 48

COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD


                                                             FOR THE QUARTER ENDED                   FOR THE FISCAL YEAR ENDED
                                                             ---------------------                   -------------------------

                                              SEPTEMBER     DECEMBER         MARCH        JUNE          JUNE          JUNE
                                            ----------------------------------------------------------------------------------
                                                1996          1996           1997         1997          1997          1996
PRIMARY EARNINGS PER SHARE - U.S. GAAP

Net earnings                                  $ 20,166.     $ 51,838.     $ 49,626.     $ 28,360.     $149,990.     $  6,246.
Cumulative dividends                           (51,325.)     (51,326.)     (51,326.)     (51,326.)    (205,303.)    (205,303.)
                                             ----------------------------------------------------------------------------------
Net earnings after cumulative dividends      ($ 31,159.)    $    512.    ($  1,700.)   ($ 22,966.)   ($ 55,313.)   ($199,057.)
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------
Common Shares outstanding at the
  beginning of the period                   19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,024,598.   20,741,942.
Weighted average number of Common
  Shares issued during the period                    0.            0.            0.            0.            0.     (745,444.)
                                             ----------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of
  the period                                19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,996,498.
                                             ----------------------------------------------------------------------------------
Treasury Common Shares assumed purchased
  from proceeds of issue                             0.            0.            0.            0.            0.            0.

BASIC EARNINGS PER SHARE                      ($0.0016)      $0.0000      ($0.0001)     ($0.0012)     ($0.0029)     ($0.0100)
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE - U.S. GAAP

Net earnings as reported
         Less: Cumulative dividends          $(31,159).     $    512.    $ (1,700).    $(22,966).    ($ 55,313.)   ($199,057.)
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------

After tax imputed earnings from the
  investment of funds received
  through dilution                                   0.            0.            0.            0.            0.            0.
Adjusted net earnings                       $ (31,159).        $ 512.     $(1,700).    $(22,966).    ($ 55,313.)   ($199,057.)
Weighted average number of Common
  Shares outstanding at the end of
  the period                                19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,996,498.
Weighted average Common Stock
  equivalent based on conversion of
  Warrants and Stock Options                14,308,735.   14,308,735.   14,308,735.   14,308,735.   14,308,735.    5,061,837.
                                             ----------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end
  of the period                             33,333,333.   33,333,333.   33,333,333.   33,333,333.   33,333,333.   25,058,335.
                                             ----------------------------------------------------------------------------------

Fully diluted earnings per share              ($0.0009)      $0.0000       $0.0001      ($0.0007)     ($0.0017)     ($0.0079)
                                            ----------------------------------------------------------------------------------
                                            ----------------------------------------------------------------------------------


COMPUTATION OF EARNINGS PER SHARE - TREASURY SHARE METHOD



                                                             FOR THE QUARTER ENDED                   FOR THE FISCAL YEAR ENDED
                                                             ---------------------                   -------------------------

                                              SEPTEMBER     DECEMBER         MARCH        JUNE          JUNE          JUNE
                                            ----------------------------------------------------------------------------------
                                                1996          1996           1997         1997          1997          1996
BASIC EARNINGS PER SHARE

Net earnings                                  $ 20,166.     $ 51,838.     $ 49,626.     $ 28,360.     $149,990.     $  6,246.
Cumulative dividends                           (51,325.)     (51,326.)     (51,326.)     (51,326.)    (205,303.)    (205,303.)
                                             ----------------------------------------------------------------------------------
Net earnings after cumulative dividends      ($ 31,159.)    $    512.    ($  1,700.)   ($ 22,966.)   ($ 55,313.)   ($199,057.)
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------

Common Shares outstanding at the
  beginning of the period                   19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,024,598.   20,741,942.
Weighted average number of Common
  Shares issued(cancelled)during the period          0.            0.            0.            0.            0.     (745,444.)
                                             ----------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of
  the period                                19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,996,498.
                                             ----------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                      ($0.0016)     ($0.0000)     ($0.0001)     ($0.0012)     ($0.0029)     ($0.0100)
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE

Net earnings before imputed earnings
          Less: Cumulative dividends         ($ 31,159.)     $   512.    ($  1,700.)   ($ 22,966.)   ($ 55,313.)   ($199,057.)
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------

After tax imputed earnings from the
  investment of funds received
  through dilution                                   0.            0.            0.            0.            0.            0.
Adjusted net earnings
          Less: Cumulative dividends         ($ 31,159.)     $   512.    ($  1,700.)   ($ 22,966.)   ($ 55,313.)   ($199,057.)
Weighted average number of Common
  Shares outstanding at the end of
  the period                                19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,024,598.   19,996,498.
Weighted average Common Stock
  equivalents based on conversion of
  Warrants and Stock Options.               14,308,735.   14,308,735.   14,308,735.   14,308,735.   14,308,735.    5,061,837.
                                             ----------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of
  the period                                33,333,333.   33,333,333.   33,333,333.   33,333,333.   33,333,333.   25,058,335.
                                             ----------------------------------------------------------------------------------

Fully diluted earnings per share              ($0.0009)      $0.0000       $0.0001      ($0.0007)     ($0.0017)     ($0.0079)
                                             ----------------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------------


                  AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


TO THE BOARD OF DIRECTORS OF
TREATS INTERNATIONAL ENTERPRISES INC.


We have audited the consolidated balance sheet of Treats International Enterprises Inc. as at June 30, 1997, 1996 and 1995 and the consolidated statements of income and deficit, cash flow and stockholders' equity for the years then ended and have issued our report thereon dated August 27, 1997; such consolidated financial statements and our report thereon are included elsewhere herein. Our examinations also comprehended the financial statement schedules of Treats International Enterprises Inc. listed in item 14 in its Report on Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.





                               Horwath Orenstein

                             Chartered Accountants


August 27, 1997

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TREATS INTERNATIONAL ENTERPRISES, INC.





November 12, 1997                          By:  /s/ Paul J.Gibson
                                              --------------------------------
                                                                PAUL J. GIBSON
                                                         Chairman of the Board
                                           President & Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




November 12, 1997                          By:  /s/ Paul J.Gibson
                                              --------------------------------
                                                                PAUL J. GIBSON
                                                         Chairman of the Board
                                           President & Chief Executive Officer



November 12, 1997                          By:  /s/ Francois Turcot
                                              --------------------------------
                                                               FRANCOIS TURCOT
                                                           Director of Finance