Form 10-Q
period 1997-09-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 1998-01-26
CIK 842906

                                     [LOGO]


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                   FORM 10-Q

                          COMMISSION FILE NO: 0-21418

                (For The Three Months Ended September 30, 1997)

                                   Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                        --------------------------------
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
               ------------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

For the 3 months ended                                       Commission File No:
September 30,1997                                                  0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                     --------------------------------------

State of jurisdiction:                                       I.R.S. Employer No:
   DELAWARE                                                        13-3495199

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICER:
                               418 Preston Street
                                 Ottawa, Ontario
                                 Canada, K1S 4N2

                          Telephone No.: (613) 563-4073

             U.S. ADDRESS OF TREATS INTERNATIONAL ENTERPRISES, INC.
                             c/o Vincent J. Profaci
                                Attorney at Law
                               J.A. Jurgens, P.A.
                       1964 Howell Branch Road, Suite 206
                           Winter Park, Florida 32792

                          Telephone No.: (407) 673-1144

Registrant has filed all reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.:
                                       YES
                                       ---

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                     Three months ended September 30, 1997



                                     INDEX

                                                            PAGE
                                                            ----

PART 1    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, September 30, 1997                 1

          Statement of Income - September 30, 1997          2

          Statement of Cash Flows, September 30, 1997       3

          Statement of Stockholder's Equity                 4

          Notes to Financial Statements                     5 to 16

ITEM 2    Management's Discussion and Analysis
          of the Statement of Income                        17 to 19

PART 11   Other Information - Items 1 to 6                  20

          Signatures                                        21

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                     September 30      June 30      September       June 30
                                                             Note        1997           1997           1996           1996
                                                                      (Unaudited)     (Audited)    (Unaudited)     (Audited)
                                                            ------------------------------------------------------------------
                                                                           $              $              $              $
                                                                ASSETS
CURRENT ASSETS

Accounts Receivable                                                      405,324.       254,852.       481,101.       384,570.
Prepaid Expenses                                                         110,161.       152,705.       128,812.       206,826.
Construction work in process                                             111,156.        22,074.       182,139.       352,198.
Current portion of notes receivable                                      272,225.       188,714.       252,743.       312,633.
                                                                --------------------------------------------------------------
                                                                         898,866.       618,345.     1,044,795.     1,256,227.
STORES HELD FOR RESALE                                                   167,993.       149,924.             0.       484,128.
NOTES RECEIVABLE                                              3        1,361,943.     1,438,528.     1,017,376.       892,517.
CAPITAL ASSETS                                                4          618,941.       652,860.       697,919.       370,081.
ADVERTISING COMMITMENT                                        5                0.             0.        10,228.        19,310.
DEFERRED COSTS                                                           422,362.       462,715.       542,085.       228,113.
FRANCHISE RIGHTS                                              6        9,388,806.     9,565,999.    10,097,587.    10,274,780.
                                                                --------------------------------------------------------------
                                                                      12,858,911.    12,888,371.    13,409,990.    13,525,156.
                                                                --------------------------------------------------------------
                                                                --------------------------------------------------------------
                                                             LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                        150,000.       102,232.       278,179.       187,218.
Accounts payable and accrued liabilities                                 774,189.       863,778.     1,105,839.     1,479,357.
Current portion of long-term debt                                        503,000.       435,649.       275,651.       180,371.
                                                                --------------------------------------------------------------
                                                                       1,427,189.     1,401,659.     1,659,669.     1,846,946.
                                                                --------------------------------------------------------------

LONG-TERM DEBT                                                         1,622,517.     1,703,074.     2,085,996.     2,044,364.
LEASE SECURITY DEPOSITS                                       7          237,999.       234,791.       245,302.       234,989.
                                                                --------------------------------------------------------------
                                                                       3,287,705.     3,339,524.     3,990,967.     4,126,299.
                                                                --------------------------------------------------------------

CONTINGENCIES                                                 9
                                                        STOCKHOLDERS EQUITY
CAPITAL STOCK                                                10
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.04 per share, redeemable at option
of company at US $1.00 per share par value US $.50                     3,732,779.     3,732,779.     3,732,779.     3,732,779.
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 20,741,942 common shares                                         19,025.        19,025.        19,025.        19,025.
Additional paid - in capital                                          10,757,739.    10,757,739.    10,757,739.    10,757,739.
                                                                --------------------------------------------------------------
                                                                      14,509,543.    14,509,543.    14,509,543.    14,509,543.
                                                                --------------------------------------------------------------
Deficit                                                               (4,938,337.)   (4,960,696.)   (5,090,520.)   (5,110,686.)
                                                                --------------------------------------------------------------
                                                                       9,571,206.     9,548,847.     9,419,023.     9,398,857.
                                                                --------------------------------------------------------------
                                                                      12,858,911.    12,888,371.    13,409,990.    13,525,156.
                                                                --------------------------------------------------------------
                                                                --------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                        For the fiscal quarter ended  For the fiscal quarter ended
                                                        September 30   September 30   September 30   September 30
                                                NOTE        1997           1996           1997           1996
                                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                             $              $              $              $

REVENUES

Royalties                                                 444,173.       419,812.       444,173.       419,812.
Sales of managed franchise stores                         140,075.       106,542.       140,075.       106,542.
Supplier Incentives, Commissions & Other                  251,416.       294,375.       251,416.       294,375.
Franchising                                               130,498.        37,223.       130,498.        37,223.
Proprietary products                                      102,254.       105,332.       102,254.       105,332.
Construction revenues                                     325,127.          --          325,127.          --
                                                        -------------------------------------------------------

                                                        1,393,543.       963,284.     1,393,543.       963,284.
                                                        -------------------------------------------------------
COST AND EXPENSES

Regional operations and franchising                       198,387.       152,390.       198,387.       152,390.
Head office and administration                            320,091.       278,430.       320,091.       278,430.
Managed franchise stores                                  134,931.       115,504.       134,931.       115,504.
Proprietary products                                       90,623.        96,667.        90,623.        96,667.
Construction expenses                                     325,074.          --          325,074.          --
Interest expense                                           39,432.        39,882.        39,432.        39,882.
Depreciation and Amortization                             262,646.       260,245.       262,646.       260,245.
                                                        -------------------------------------------------------

                                                        1,371,184.       943,118.     1,371,184.       943,118.
                                                        -------------------------------------------------------


NET INCOME FOR THE PERIOD                                  22,359.        20,166.        22,359.        20,166.
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

Earnings per share                              12           0.00           0.00           0.00           0.00
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                        For the fiscal quarter ended  For the fiscal quarter ended
                                                        September 30   September 30   September 30   September 30
                                                            1997           1996           1997           1996
                                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                             $              $              $              $

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                              22,359.        20,166.        22,359.        20,166.
ITEMS NOT AFFECTING CASH
   Depreciation & Amortization                            262,646.       260,245.       262,646.       260,245.
Changes in non-cash operating working capital items      (288,940.)     (208,476.)     (288,940.)     (208,476.)
                                                         ------------------------------------------------------
                                                           (3,935.)       71,935.        (3,935.)       71,935.
                                                         ------------------------------------------------------
FINANCING
Bank Indebtedness                                          47,768.        90,961.        47,768.        90,961.
Repayment of Long-term debt                               (13,206.)      136,912.       (13,206.)      136,912.
                                                         ------------------------------------------------------
                                                           34,562.       227,873.        34,562.       227,873.
                                                         ------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments               (6,926.)      (64,969.)       (6,926.)      (64,969.)
Purchase of capital & other assets                         (8,840.)     (600,635.)       (8,840.)     (600,635.)
Deferred cost                                                   0.      (313,972.)            0.      (313,972.)
Advertising commitment                                          0.         9,082.             0.         9,082.
Security deposits                                           3,208.        10,313.         3,208.        10,313.
Managed franchise stores held for resale                  (18,069.)      660,373.       (18,069.)      660,373.
                                                         ------------------------------------------------------

                                                          (30,627.)     (299,808.)      (30,627.)     (299,808.)

NET GENERATED CASH (OUTFLOW)                                    0.             0.             0.             0.

CASH POSITION, BEGINNING OF PERIOD                              0.             0.             0.             0.
                                                         ------------------------------------------------------

CASH POSITION, END OF PERIOD                                    0.             0.             0.             0.
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEAR ENDED JUNE 30, 1997, 1996 AND 1995


                                           Redeemable, Convertible
                                           ---Preferred Shares---           ---Common Shares---
                                              Shares         Amount         Shares         Amount        Deficit         Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                $                            $                              $

Balance June 30, 1994                        5,409,825.     3,732,779.    20,741,942.    10,575,770.    (5,224,143.)    9,084,406.
Net inc.ome for the year                        --             --             --             --            107,211.       107,211.
                                            --------------------------------------------------------------------------------------
                                             5,409,825.     3,732,779.    20,741,942.    10,575,770.    (5,116,932.)    9,191,617.

Common shares issued                                                         350,000.           350.                          350.
Cancellation of common shares                                             (2,067,344.)       (2,067.)                      (2,067.)
Share issue costs                                                                           (29,289.)                     (29,289.)
Redemption of non-controlling interest
 in subsidiary                                                                              232,000.                      232,000.
Net income for the year                         --             --             --             --              6,246.         6,246.
                                            --------------------------------------------------------------------------------------
Balance June 30, 1996                        5,409,825.     3,732,779.    19,024,598.    10,776,764.    (5,110,686.)    9,398,857.
Net income for the year                         --             --             --             --            149,990.       149,990.

                                            --------------------------------------------------------------------------------------

Balance June 30, 1997                        5,409,825.     3,732,779.    19,024,598.    10,776,764.    (4,960,696.)    9,548,847.
Net income for the period                       --             --             --             --             22,359.        22,359.
                                            --------------------------------------------------------------------------------------

Balance September 30, 1997                   5,409,825.     3,732,779.    19,024,598.    10,776,764.    (4,938,337.)    9,571,206.
                                            --------------------------------------------------------------------------------------
                                            --------------------------------------------------------------------------------------

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
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

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)

-------------------------------------------------------------------------------

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

     Supplier incentives are recognized in the period to which the apply.

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)

-------------------------------------------------------------------------------

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

     CAPITAL ASSETS AND AMORTIZATION
     Capital assets are recorded at cost less accumulated amortization. Amortization is provided for at rates intended to write off the assets over their estimated economic lives, as follows:

          Furniture and fixtures                  -    5 years straight-line
          Reference books                         -    5 years straight-line
          Corporate owned stores reacquired
            from franchisees                      -    5 years straight-line
          Corporate owned store equipment
            reacquired from former franchisees    -    5 years straight-line

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

     (b) A consulting contract with a former officer of the Company expiring in 2002.

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)


                                                      September        June
                                                        1997           1997
-----------------------------------------------------------------------------

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

     Notes receivable, net of allowance
       for doubtful accounts of Nil (1996 - nil)    1,634,168.     1,627,242.

     Less current portion                            (272,225.)     (188,714.)
                                                    -------------------------

                                                    1,361,943.     1,438,528.
                                                    -------------------------
                                                    -------------------------

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)


                                                      September        June
                                                        1997           1997
-------------------------------------------------------------------------------

4.   CAPITAL ASSETS                      Accumulated
                                   Cost  Amortization    -- Net book Value --

                                     $          $           $            $

Furniture, fixtures
  and equipment                   695,816.   589,782.    106,034.     120,817.
Reference books                    25,966.    24,147.      1,819.       2,425.
Corporate owned stores
  reacquired from franchisees     359,732.    70,008.    289,724.     303,264.
Corporate owned store
  equipment reacquired from
  former franchisees              265,632.    44,268.    221,364.     226,354.
                                ----------------------------------------------
                                1,347,146.   728,205.    618,941.     652,860.
                                ----------------------------------------------
                                ----------------------------------------------

5.   ADVERTISING COMMITMENT

     The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an assets/liability for future advertising and promotion.

6.   FRANCHISE RIGHTS
                                                           $            $

     Franchise rights                                14,175,609.   14,175,609.
     Accumulated amortization                        (4,786,802.)  (4,609,610.)
                                                     -------------------------
                                                      9,388,807.    9,565,999.
                                                     -------------------------
                                                     -------------------------

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1997
                              (CANADIAN DOLLARS)


                                                               September       June
                                                                 1997          1997
--------------------------------------------------------------------------------------


     The company obtained an independent appraisal dated October 9, 1997 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants. substantiating a valuation of franchise rights in excess of $9,500,000 as at June 30, 1997.


7.   LONG - TERM DEBT                                               $            $
     3193853 Canada Inc.
       Term loan, repayable in 66 monthly instalments
       of $10,000 plus interest at prime plus 2.5% due
       March 2001, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                      608,000      608,000
       (see note (a) below)
     Royal Bank of Canada
       Subordinate debenture bearing interest at 8%
       per annum, payable in 60 monthly instalments, due
       June 30, 2001, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                    1,129,562.   1,129,562.
       (see note (a) below)
     Business Development Bank of Canada
       Term loan, repayable in 50 monthly instalments
       of $2,000 plus interest at prime plus 4.0%, due
       June 23, 2000, secured by a general security
       agreement, general assignment of books debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                       66,000.      72,000.
     Other long-term debt
       Non-interest bearing, with various terms of
       repayment ending in 2002.                                 321,955.     329,161.
                                                               -----------------------
                                                               2,125,517.   2,138,723.
     Less current portion                                       (503,000.)   (435,649.)
                                                               -----------------------
                                                               1,622,517.   1,703,074.
                                                               -----------------------
                                                               -----------------------

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1997
                              (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

     LONG-TERM DEBT (CONT'D)


     Interest expense for the year related to long-term debt was $39,432 (1996 - $39,882)

     The minimum future principle repayments required over the next five years are as follows:

                                                         $

                                    1998              427,250
                                    1999              390,218
                                    2000              423,000
                                    2001              461,753
                                    2002              415,296
                                    Subsequent          8,000
                                                    ---------
                                                    2,125,517
                                                    ---------
                                                    ---------

8.   COMMITMENTS AND CONTINGENCIES

     (a)  The company is a defendant in the following civil litigation:

          The Company is a defendant in several actions arising in the normal course of business, the final outcome of which cannot be determined at this time. Any settlement in regard of these actions will be recorded in the statements of income in the fiscal year the settlement occurs.

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1997
                              (CANADIAN DOLLARS)

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

          Year ending June 30:
                                            $

                    1998                2,871,744.
                    1999                2,345,207.
                    2000                2,166,759.
                    2001                1,433,459.
                    2002                  824,984.
                    Later Years         1,519,154.
                                       -----------
          Total minimum payments*      11,161,307.
                                       -----------
                                       -----------

          * Minimum payments have not been reduced by minimum sublease rentals for $10,574,167 due in future under noncancelable sublease.

                                                         Year Ending June 30,
                                                          1997          1998
                                                           $             $

                    Minimum rentals                    3,360,844.    2,871,744.
                    Less: Sublease rentals            (3,183,401.)  (2,728,717.)
                                                      -------------------------
                                                         177,443.      143,027.
                                                      -------------------------
                                                      -------------------------

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1997
                              (CANADIAN DOLLARS)

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

     CONVERSION PRIVILEGES - DECEMBER 31, 1996

     In the event that dividends on the Preferred Series A shares fall five quarters in arrears or the shares are not redeemed by December 31, 1996, then the conversion price will be adjusted so that the preferred shares will be convertible into common shares of the Company at a price equal to the lower of the weighted average trading price of the Company's shares for the previous 30 trading days using the average exchange rate for the period and U.S.$0.30 per share. As of June 30, 1997 the preferred shareholder, The Royal Bank of Canada did not exercise the option.

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1997
                              (CANADIAN DOLLARS)


10.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank of Canada holds a subordinated debenture (see note
          7) for which the related interest expense was $25,231 (1996 -
          $23,310).


          Undeclared dividends for July 1, 1994 to September 30, 1997 on the preferred shares owned by the Royal Bank are $667,234.


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

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)


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
                                      ----------

                                      1,141,638.
                                      ----------
                                      ----------

12.  EARNINGS (LOSS) PER SHARE                        September      September
                                                         1997           1996

     Primary earnings (loss) per share                     0.00          (0.00)

                                                     --------------------------
     Weighted average number of common
     shares outstanding                              19,024,598.    19,024,598.
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

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)


13.  FINANCIAL INSTRUMENTS

     FAIR VALUE

     The carrying amounts of accounts receivable, short-term notes receivable and accounts payable and accrued liabilities approximates their fair value because of the short-term maturities of these items.

     The carrying amount of the long-term notes receivable, long-term subordinated debenture and term terms loans approximates their fair value because the interest rates approximate market rates.

     The fair values of the other long-term debt due to non-arm's length parties are not determinable, as these amounts are interest-free and due on demand, and, accordingly, cannot be ascertained with reference to similar debt with arm's length parties.

14.  COMPARATIVE FIGURES

     Certain of prior year's figures have been reclassified to conform with the current year's presentation.

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)


PART 1
Item 2
MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
     The system-wide retail sales for the three months ended September 30, 1997 were $5,894,000 compared to $6,627,000 a decrease of $733,000 or 11.1% for the same three month period last year. The sales decline can be attributed to the Company's decision to close down 24 locations during the past twelve months. Ten of these locations were in the Ottawa region. The Company had a contract to supply commissary baked goods to these locations through a relationship with a contract catering company. The catering company in question was sold to a company with a controlling interest in a direct competitor of Treats International Enterprises, Inc. and the Company elected to discontinue the relationship. The other units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATION

     The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:
                                                        Quarter ended September
                                                             1997     1996
                                                        -----------------------

          Net Sales...................................      100.0%   100.0%
          Royalties...................................       31.9     43.6
          Franchising.................................        9.4      3.8
          Supplier Incentives, commissions & other....       18.0     30.6
          Proprietary products........................        7.3     10.9
          Sales of managed franchises stores..........       10.1     11.1
          Construction revenues.......................       23.3
          Regional operations and franchising.........      (14.2)   (15.8)
          Head office and administration..............      (23.0)   (28.9)
          Proprietary products........................       (6.5)   (10.0)
          Managed franchise stores....................       (9.7)   (12.0)
          Construction expenses.......................      (23.3)     --
                                                        -----------------------
          EBITD.......................................       23.3%    33.3%
                                                        -----------------------
          Interest expense............................       (2.8)    (4.1)
          Depreciation and Amortization...............      (18.8)   (27.0)
                                                        -----------------------
          NET INCOME..................................        1.7%     2.2%
                                                        -----------------------
                                                        -----------------------

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)


QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996.

     Total revenue for the quarter ended September 30, 1997 increased $430,000 or 44.7% to $1,393,000 from $963,000 for the same period last year. The increase in revenue resulted primarily from:

          * The sales of managed franchises stores decreased by $442,000 as a result of management's decision to divest itself from most corporately managed stores.

          * Royalties increased $24,000 or 5.8% to $443,000 compared to $419,000 for the same period last year.

          * Supplier incentives decreased $43,000 or 14.6% to $251,000 compared to $294,000 for the same period last year.

          * Franchising increased $93,000 or 250.6% to 130,000 compared to $37,000 for the same period last year.

          * Proprietary products revenues decreased $3,000 or 2.9% to $102,000 from $105,000 for the same period last year.

          * In the fiscal year ended June 30, 1998 the Company amended is policy regarding the construction and renovation of stores. The revenues from constructions are recognized when the agreements are signed or the funds as been received. Revenues from construction were $325,000.

     Expenses for the quarter ended September 30, 1997 increased $426,000 or 66.3% to $1,069,000 from $643,000 for the same period last year. The increase in expenses relate to the following:

          * Cost associated with managed franchised stores increased $19,000 a direct result of the increase in the number of corporately managed stores.

          * Head Office and Administration cost increased $41,000 or 15.0% to $320,000 from $279,000 for the same period last year.

          * The cost of purchasing certain proprietary products for resale to distributors.

          * Interest expense decreased by $450 or 1.1% to $39,430 from $39,880 last year.

                    TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER  30, 1997
                              (CANADIAN DOLLARS)


QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996.(CONT'D)


          * The cost of construction which commenced this fiscal year was $325,000.

          * Net income for the quarter ended September 30, 1997 was $22,000 compared to a net income of $20,000 for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $528,000 compared to a working capital deficit of $615,000 for the same period last year. This improvement of $87,000 in the working capital deficit was achieved through cash flow from operations.


LIQUIDITY AND CASH FLOW

During the quarter the operating outflow was $4,000 compared to an inflow of $(72,000) for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1997
                              (CANADIAN DOLLARS)


PART 11   OTHER INFORMATION

Item 1    Legal Proceedings - See notes to Financial Statements

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Securities Holders - None

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K - None

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1997
                              (CANADIAN DOLLARS)


The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended September 30, 1997.

The result of operation for the period ended September 30, 1997 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul  J. Gibson                                  January 20, 1998
-----------------------------------------
Paul J. Gibson, Chief Executive Officer



By: /s/ John A. Deknatel                                 January 20, 1998
------------------------------------------
John A. Deknatel, Chief Operating Officer



By: /s/ Francois Turcot                                  January 20, 1998
---------------------------------------
Francois Turcot, Director of Finance