Form 10-Q
period 1997-12-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1998-02-12
CIK 842906

                                        [LOGO]










                        TREATS INTERNATIONAL ENTERPRISES, INC.

                                      FORM 10-Q

                             COMMISSION FILE NO: 0-21418

                    (For The Three Months Ended December 31, 1997)

                                      Form 10-Q

                           SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                       Commission File No:
December 31,1997                                                   0-21418

                        TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                       I.R.S. Employer No:
   DELAWARE                                                        13-3495199

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.


                                         10-Q

                         Three months ended December 31, 1997



                                        INDEX

                                                                 PAGE

PART 1    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, December 31, 1997                       1

          Statement of Income - December 31, 1997                2

          Statement of Cash Flows, December 31, 1997             3

          Statement of Stockholder's Equity                      4

          Notes to Financial Statements                          5 to 16

ITEM 2    Management's Discussion and Analysis
          of the Statement of Income                             17 to 19

PART 11   Other Information - Items 1 to 6                       20

          Signatures                                             21


                                                   TREATS INTERNATIONAL ENTERPRISES, INC.
                                                         CONSOLIDATED BALANCE SHEET
                                                             (CANADIAN DOLLARS)

                                                     DECEMBER 31     JUNE 30      DECEMBER 31       JUNE
                                             NOTE       1997           1997           1996          1996
                                                     (UNAUDITED)    (AUDITED)     (UNAUDITED)     (AUDITED)
----------------------------------------------------------------------------------------------------------
                                                          $             $              $             $
                                               ASSETS
CURRENT ASSETS

Accounts Receivable                                     555,547.      254,852.      595,847.      384,570.
Prepaid Expenses                                        121,271.      152,705.       99,677.      206,826.
Construction work in process                            131,430.       22,074.      151,401.      352,198.
Current portion of notes receivable                     182,210.      188,714.      252,743.      312,633.
                                                  ---------------------------------------------------------
                                                        990,458.      618,345.    1,099,668.    1,256,227.
STORES HELD FOR RESALE                                  170,765.      149,924.        3,009.      660,373.
NOTES RECEIVABLE                              3       1,350,639.    1,438,528.      998,588.      892,517.
CAPITAL ASSETS                                4         576,502.      652,860.      652,184.      193,836.
ADVERTISING COMMITMENT                        5           ----          ----          ----         19,310.
DEFERRED COSTS                                          382,011.      462,715.      505,860.      228,113.
FRANCHISE RIGHTS                              6       9,211,611.    9,565,999.    9,920,391.   10,274,780.
                                                  ---------------------------------------------------------
                                                     12,681,986.   12,888,371.   13,179,700.   13,525,156.
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------
                                             LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                        57,189.      102,232.      145,000.      187,218.
Accounts payable and accrued liabilities                716,168.      863,778.    1,034,461.    1,479,357.
Current portion of long-term debt                       382,200.      435,649.      337,923.      180,371.
                                                  ---------------------------------------------------------
                                                      1,155,557.    1,401,659.    1,517,384.    1,846,946.
                                                  ---------------------------------------------------------
LONG-TERM DEBT                                        1,622,927.    1,703,074.    1,951,707.    2,044,364.
LEASE SECURITY DEPOSITS                       7         237,459.      234,791.      239,748.      234,989.
                                                  ---------------------------------------------------------
                                                      3,055,943.    3,339,524.    3,708,839.    4,126,299.
                                                  ---------------------------------------------------------

CONTINGENCIES                                 9
                                         STOCKHOLDERS EQUITY
CAPITAL STOCK                                10
Preferred:
Authorized - 10,000,000 non-voting,
  cumulative shares, dividends
  at US $0.28 per share (Cdn.$0.38 per share),
  redeemable at option of company at
  US $1.00 per share, par value US $.50               3,732,779.    3,732,779.    3,732,779.    3,732,779.
Issued, 5,409,825 series A shares
Common:
 Authorized - 33,333,333 shares par
  value US $0.001
Issued - 20,024,598 common shares                        19,025.       19,025.       19,025.       19,025.
Additional paid - in capital                         10,757,739.   10,757,739.   10,757,739.   10,757,739.
                                                  ---------------------------------------------------------
                                                     14,509,543.   14,509,543.   14,509,543.   14,509,543.
                                                  ---------------------------------------------------------
Deficit                                              (4,883,500.)  (4,960,696.)  (5,038,682.)  (5,110,686.)
                                                  ---------------------------------------------------------
                                                      9,626,043.    9,548,847.    9,470,861.    9,398,857.
                                                  ---------------------------------------------------------
                                                     12,681,986.   12,888,371.   13,179,700.   13,525,156.
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------


                                                   TREATS INTERNATIONAL ENTERPRISES, INC.
                                                      CONSOLIDATED STATEMENT OF INCOME
                                                             (CANADIAN DOLLARS)

                                                   FOR THE FISCAL QUARTER ENDED  FOR THE FISCAL QUARTER ENDED
                                                      DECEMBER 31  DECEMBER 31     DECEMBER 31  DECEMBER 31
                                              NOTE       1997         1996             1997         1996

-------------------------------------------------------------------------------------------------------------
                                                           $            $               $              $
REVENUES

Royalties                                               571,637.     468,706.   1,015,810.    888,518.
Sales of managed franchise stores                       254,141.      72,302.     394,216.    178,844.
Supplier Incentives, Commissions & Other                304,499.     276,512.     555,915.    550,887.
Franchising                                                 150.       2,747.     130,550.     59,970.
Proprietary products                                    135,500.     166,031.     237,754.    271,363.
Construction revenues                                   287,788.       ----       612,915.      ----
                                                  -----------------------------------------------------
                                                      1,553,715.     986,298.   2,947,160.  1,949,582.
                                                  -----------------------------------------------------
COST AND EXPENSES

Regional operations and franchising                     284,981.     131,067.     483,270.    287,095.
Head office and administration                          321,387.     309,584.     641,478.    574,514.
Managed franchise stores                                248,717.      46,328.     383,648.    161,832.
Proprietary products                                    128,551.     132,122.     219,174.    228,789.
Construction expenses                                   212,058.       ----       537,132.     ----
Interest expense                                         39,533.      38,161.      78,965.     78,043.
Depreciation and Amortization                           263,652.     273,560.     526,297.    547,305.
                                                  -----------------------------------------------------
                                                      1,498,879.     934,460.   2,869,964.  1,877,578.
                                                  -----------------------------------------------------

NET INCOME FOR THE PERIOD                                54,836.      51,838.      77,196.     72,004.
                                                  -----------------------------------------------------
                                                  -----------------------------------------------------
Earnings per share                           12           0.00         0.00         0.00         0.00
                                                  -----------------------------------------------------
                                                  -----------------------------------------------------


                                                   TREATS INTERNATIONAL ENTERPRISES, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             (CANADIAN DOLLARS)

                                                     FOR THE FISCAL QUARTER ENDED  FOR THE FISCAL QUARTER ENDED
                                                       DECEMBER 31  DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                         1997        1996            1997           1996
                                                      (UNAUDITED) (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                            $           $              $            $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                            54,836.       51,838.      77,196.     72,004.
ITEMS NOT AFFECTING CASH
  Depreciation & Amortization                           263,652.      273,560.     526,297.    547,305.
Changes in non-cash operating working
  capital items                                        (239,628.)    (126,251.)   (526,227.)  (348,227.)
                                                  ------------------------------------------------------
                                                         78,860.      199,147.      77,266.    271,082.
                                                  ------------------------------------------------------
FINANCING
Bank Indebtedness                                       (92,811.)    (133,179.)    (45,043.)   (42,218.)
Repayment of Long-term debt                             (80,390.)     (72,017.)    (93,596.)    64,895.
                                                  ------------------------------------------------------
                                                       (173,201.)    (205,196.)   (138,639.)    22,677.
                                                  ------------------------------------------------------
INVESTING
Issue of notes receivable, net of repayments            101,319.       18,788.      94,393.    (46,181.)
Purchase of capital & other assets                       (3,667.)     (14,404.)    (14,847.)  (929,011.)
Advertising commitment                                        0.       10,228.           0.     19,310.
Security deposits                                          (540.)      (5,554.)      2,668.      4,759.
Managed franchise stores held for resale                 (2,771.)      (3,009.)    (20,841.)   657,364.
                                                  ------------------------------------------------------
                                                         94,341.        6,049.      61,373.   (293,759.)

NET GENERATED CASH (OUTFLOW)                                  0.            0.          (0.)         0.

CASH POSITION, BEGINNING OF PERIOD                            0.            0.           0.          0.
                                                  ------------------------------------------------------
CASH POSITION, END OF PERIOD                                  0.            0.          (0.)         0.
                                                  ------------------------------------------------------
                                                  ------------------------------------------------------

                    TREATS INTERNATIONAL ENTERPRISES, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEAR ENDED JUNE 30, 1997, 1996 AND 1995

                                         REDEEMABLE, CONVERTIBLE
                                         ---PREFERRED SHARES---          ---COMMON SHARES---
                                       SHARES           AMOUNT          SHARES        AMOUNT     DEFICIT       TOTAL

-----------------------------------------------------------------------------------------------------------------------
                                                          $                              $                       $
Balance June 30, 1994                5,409,825.       3,732,779.      20,741,942.  10,575,770. (5,224,143.)  9,084,406.
Net income for the year                  ----             ----             ----         ----      107,211.     107,211.
                                     -----------------------------------------------------------------------------------
                                     5,409,825.       3,732,779.      20,741,942.  10,575,770. (5,116,932.)  9,191,617.

Common shares issued                                                     350,000.         350.                     350.
Cancellation of common shares                                         (2,067,344.)     (2,067.)                 (2,067.)
Share issue costs                                                                     (29,289.)                (29,289.)
Redemption of non-controlling
  interest in subsidiary                                                              232,000.                 232,000.
Net income for the year                   ----            ----             ----         ----        6,246.       6,246.
                                     -----------------------------------------------------------------------------------
Balance June 30, 1996                5,409,825.       3,732,779.      19,024,598.  10,776,764. (5,110,686.)  9,398,857.
Net income for the year                  ----             ----             ----         ----      149,990.     149,990.
                                     -----------------------------------------------------------------------------------
Balance June 30, 1997                5,409,825.       3,732,779.      19,024,598.  10,776,764. (4,960,696.)  9,548,847.
Net income for the period                ----             ----             ----         ----       77,196.      77,196.
                                     -----------------------------------------------------------------------------------
Balance December 31, 1997            5,409,825.       3,732,779.      19,024,598.  10,776,764. (4,883,500.)  9,626,043.
                                     -----------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------

see accompanying note 10 to the Consolidated Financial Statements

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     These consolidated financial statements comprise the accounts of the Company and its wholly - owned subsidiaries. All intercompany transactions and balances have been eliminated in these consolidated financial statements, which include the accounts of the Company and its subsidiaries from the date of acquisition as follows:

     *    Treats Inc.
     *    Treats Ontario Inc.
     *    Chocolate Gourmet Treats Limited
     *    Accounting & Consulting Inc. (1)
     *    Treats International Inc.
     *    Triadon Investment Group Inc. (1)

          (1) AS OF NOVEMBER 13, 1997 ACCOUNTING & CONSULTING INC. AND TRIADON INVESTMENT GROUP INC. HAVE AMALGAMATED. THE NAME OF THE AMALGAMATED CORPORATION IS TREATS CANADA CORPORATION

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

                                                            DECEMBER    JUNE
                                                             1997       1997

-------------------------------------------------------------------------------
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT'D)

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

     Notes receivable, net of allowance
       for doubtful accounts of Nil (1996 - nil)   1,532,849.   1,627,242.
     Less current portion                           (182,210.)   (188,714.)
                                                   ------------------------
                                                   1,350,639.   1,438,528.
                                                   ------------------------
                                                   ------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

                                                       SEPTEMBER       JUNE
                                                          1997         1997
-------------------------------------------------------------------------------
4.   CAPITAL ASSETS                     ACCUMULATED
                                 COST   AMORTIZATION   --- NET BOOK VALUE --


                                  $             $              $          $
Furniture, fixtures
  and equipment               696,142.       609,081.        87,061.   120,817.
Reference books                25,966.        24,753.         1,212.     2,425.
Corporate owned stores
  reacquired from
  franchisees                 359,732.        83,548.       276,184.   303,264.
Corporate owned store
  equipment reacquired from
  former franchisees          265,632.        53,588.       212,044.   226,354.
                            ---------------------------------------------------
                            1,347,472.       770,970.       570,502.   652,860.
                            ---------------------------------------------------
                            ---------------------------------------------------

5.   ADVERTISING COMMITMENT

     The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an assets/liability for future advertising and promotion.

6.   FRANCHISE RIGHTS

                                                     $                 $

     Franchise rights                             14,175,609.    14,175,609.
     Accumulated amortization                     (4,963,998.)   (4,609,610.)
                                                 ---------------------------
                                                   9,211,611.     9,565,999.
                                                 ---------------------------
                                                 ---------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

                                                            DECEMBER    JUNE
                                                             1997       1997

-------------------------------------------------------------------------------
     The company obtained an independent appraisal dated October 9, 1997 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants. substantiating a valuation of franchise rights in excess of $9,500,000 as at June 30, 1997.

7.   LONG-TERM DEBT                                         $            $
     3193853 Canada Inc.
       Term loan, repayable in 66 monthly instalments
       of $10,000 plus interest at prime plus 2.5% due
       March 2001, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares
       in subsidiary and associated companies.            608,000     608,000
     Royal Bank of Canada
       Subordinate debenture bearing interest at 8%
       per annum, payable in 60 monthly instalments,
       due June 30, 2001, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the
       shares in subsidiary and associated companies.   1,129,562.  1,129,562.
     Business Development Bank of Canada
       Term loan, repayable in 50 monthly instalments
       of $2,000 plus interest at prime plus 4.0%, due
       June 23, 2000, secured by a general security
       agreement, general assignment of books debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                60,000.     72,000.
     Other long-term debt
       Non-interest bearing, with various terms of
       repayment ending in 2002.                          315,104.    329,161.
                                                   ---------------------------
                                                        2,112,666.  2,138,723.
     Less current portion                                (382,200.)  (435,649.)
                                                   ---------------------------
                                                        1,730,466.  1,703,074.
                                                   ---------------------------
                                                   ---------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
     LONG-TERM DEBT (CONT'D)

     Interest expense for the year related to long-term debt was $78,965 (1996 - $78,043)

     The minimum future principle repayments required over the next five years are as follows:

                                                     $

                                   1998           401,100
                                   1999           370,021
                                   2000           402,200
                                   2001           468,200
                                   2002           435,792
                                   Subsequent      35,353
                                                ---------
                                                2,112,666
                                                ---------
                                                ---------

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
8.   COMMITMENTS AND CONTINGENCIES (CONT'D)

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

          Year ending June 30:

                                            $
                    1998                2,871,744.
                    1999                2,345,207.
                    2000                2,166,759.
                    2001                1,433,459.
                    2002                  824,984.
                    Later Years         1,519,154.
                                       -----------
          Total minimum payments*      11,161,307.
                                       -----------
                                       -----------

          * Minimum payments have not been reduced by minimum sublease rentals for $10,574,167 due in future under noncancelable sublease.

                                                    YEAR ENDING JUNE 30,
                                                     1997          1998
                                                       $            $
                         Minimum rentals          3,360,844.      2,871,744.
                         Less: Sublease rentals  (3,183,401.)    (2,728,717.)
                                                  --------------------------
                                                    177,443.        143,027.
                                                  --------------------------
                                                  --------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
9.   CAPITAL STOCK

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
10.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank of Canada holds a subordinated debenture (see note 7) for which the related interest expense was $25,231 (1996 - $23,310).


          Undeclared dividends for July 1, 1994 to December 31, 1997 on the preferred shares owned by the Royal Bank are $718,559.


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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
11.  INCOME TAXES

     No provision has been made for income taxes as the consolidated group of companies have non capital losses carried forward of $1,141,638 available to offset taxable income. These losses will expire as follows:

                                          $
                    1998                527,433.
                    1999                 89,700.
                    2000                463,327.
                    2001                 61,178.
                                      ----------
                                      1,141,638.
                                      ---------
                                      ---------

12.  EARNINGS (LOSS) PER SHARE                         DECEMBER       DECEMBER
                                                         1997          1996
     Primary earnings (loss) per share                   0.00         (0.00)
                                                    ---------------------------
     Weighted average number of common
     shares outstanding                             19,024,598.      19,024,598.
                                                    ---------------------------
                                                    ---------------------------

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
13.  FINANCIAL INSTRUMENTS

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)




PART 1
Item 2
MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
     The system-wide retail sales for the six months ended December 31, 1997 were $12,748,000 compared to $14,115,000 a decrease of $1,367,000 or 9.6%
     for the same six month period last year. The sales decline can be attributed to the Company's decision to close down 24 locations during the past twelve months. Ten of these locations were in the Ottawa region. The Company had a contract to supply commissary baked goods to these locations through a relationship with a contract catering company. The catering company in question was sold to a company with a controlling interest in a direct competitor of Treats International Enterprises, Inc. and the Company elected to discontinue the relationship. The other units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATION
     The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                             QUARTER ENDED  DECEMBER 31
                                                  1997        1996
                                             --------------------------
          Net Sales. . . . . . . . . . .            100%           100%
          Royalties. . . . . . . . . . .           36.8           47.6
          Franchising. . . . . . . . . .            0.0            0.3
          Supplier Incentives,
            commissions & other. . . . .           19.6           28.0
          Proprietary products . . . . .            8.7           16.8
          Sales of managed
            franchises stores. . . . . .           16.4            7.3
          Construction revenues. . . . .           18.5            ---
          Regional operations and
            franchising. . . . . . . . .          (18.3)         (13.7)
          Head office and
            administration . . . . . . .          (20.7)         (32.8)
          Proprietary products . . . . .           (8.3)         (13.4)
          Managed franchise stores . . .          (16.0)          (4.7)
          Construction expenses. . . . .          (13.6)          ----
                                             --------------------------
          Interest expense . . . . . . .           (2.5)          (3.9)
          Depreciation and
            Amortization . . . . . . . .          (17.0)         (20.3)
                                             --------------------------
          NET INCOME . . . . . . . . . .            3.6%           5.2%
                                             --------------------------
                                             --------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)


QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997.

     Total revenue for the quarter ended December 31, 1997 increased $567,000 or 57.5% to $1,554,000 from $987,000 for the same period last year. The increase in revenue resulted primarily from:

          * The sales of managed franchises stores increased by $182,000 or 2.51% to $254,000 compared to $72,000 for the same period last year.

          * Royalties increased $103,000 or 22% to $572,000 compared to $468,000 for the same period last year.

          * Supplier incentives increased $28,000 or 10.1% to $305,000 compared to $277,000 for the same period last year.

          * Proprietary products revenues decreased $30,000 or 18.4% to $136,000 from $165,000 for the same period last year.

          * In the fiscal year ended June 30, 1998 the Company amended is policy regarding the construction and renovation of stores. The revenues from constructions are recognized when the agreements are signed or the funds as been received. Revenues from construction were $288,000.

     Expenses for the quarter ended December 31, 1997 increased $564,000 or 60.4% to $1,498,000 from $934,000 for the same period last year. The increase in expenses relate to the following:

          * Cost associated with managed franchised stores increased $202,000 a direct result of the increase in the number of corporately managed stores.

          * Head Office and Administration cost decreased $2,000 or 0.7% to $321,000 from $323,000 for the same period last year.

          * The cost of purchasing certain proprietary products for resale to distributors decreased $3,500 or 2.7% to 128,500 from $132,000 for the same period last year.

          * Interest expense decreased by $1,370 or 3.6% to $39,530 from $38,160 last year.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)



QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996.(CONT'D)

          * The cost of construction which commenced this fiscal year was $212,000.

          * Net income for the quarter ended December 31, 1997 was $55,000 compared to a net income of $52,000 for the same period last year.

WORKING CAPITAL


The working capital deficit at the end of the period was $165,000 compared to a working capital deficit of $417,000 for the same period last year. This improvement of $252,000 in the working capital deficit was achieved through cash flow from operations.


LIQUIDITY AND CASH FLOW


During the quarter the operating inflow was $79,000 compared to an inflow of $199,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)


PART 11   OTHER INFORMATION

Item 1    Legal Proceedings - See notes to Financial Statements

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Securities Holders - None

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K - None

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                               AS AT DECEMBER 31, 1997
                                  (CANADIAN DOLLARS)


The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended December 31, 1997.

The result of operation for the period ended December 31, 1997 are not necessarily indicative of the results of the entire year.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul J. Gibson                                 February 11, 1998
   ---------------------------------------
Paul J. Gibson, Chief Executive Officer





By: /s/ John A. Deknatel                               February 11, 1998
---------------------------------------
John A. Deknatel, Chief Operating Officer





By: /s/ Francois Turcot                                February 11, 1998
---------------------------------------
Francois Turcot, Director of Finance