Form 10-Q
period 1998-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1998-06-16
CIK 842906

                                    [LOGO]


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                   FORM 10-Q

                             COMMISSION FILE NO: 0-21418

                   (For The Three Months Ended March 31, 1998)

                                   Form 10-Q


                        SECURITIES & EXCHANGE COMMISSION
                              Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


     For the 3 months ended                            Commission File No:
         March 31,1998                                        0-21418


                        TREATS INTERNATIONAL ENTERPRISES, INC.


     State of jurisdiction:                            I.R.S. Employer No:
          DELAWARE                                           13-3495199


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

                                      YES
                                    -------

                    TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                      Three months ended March  31, 1998



                                     INDEX

                                                                        PAGE
                                                                     ----------
PART 1    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, March 31, 1998                                1

          Statement of Income - March 31, 1998                         2

          Statement of Cash Flows, March 31, 1998                      3

          Statement of Stockholder's Equity                            4

          Notes to Financial Statements                                5 to 16

ITEM 2    Management's Discussion and Analysis
          of the Statement of Income                                  17 to 19

PART 11   Other Information - Items 1 to 6                            20

          Signatures                                                  21

                    TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                       MARCH 31        JUNE 30        MARCH 31         JUNE
                                                              NOTE       1998           1997            1997           1996
                                                                     (UNAUDITED)      (AUDITED)     (UNAUDITED)     (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                         $               $               $              $
                                                                  ASSETS
CURRENT ASSETS

Accounts Receivable                                                     605,803.       254,852.       568,076.       384,570.
Prepaid Expenses                                                        106,972.       152,705.       113,922.       206,826.
Construction work in process                                            318,390.        22,074.       144,132.       352,198.
Current portion of notes receivable                                     182,100.       188,714.       252,709.       312,633.
                                                                  -----------------------------------------------------------
                                                                      1,213,265.       618,345.     1,078,839.     1,256,227.
STORES HELD FOR RESALE                                                  170,839.       149,924.         3,009.       660,373.
NOTES RECEIVABLE                                                3     1,343,328.     1,438,528.       995,476.       892,517.
CAPITAL ASSETS                                                  4       534,313.       652,860.       619,951.       193,836.
ADVERTISING COMMITMENT                                          5           ----           ----           ----        19,310.
DEFERRED COSTS                                                          341,660.       462,715.       510,677.       228,113.
FRANCHISE RIGHTS                                                6     9,034,416.     9,565,999.     9,743,196.    10,274,780.
                                                                  -----------------------------------------------------------
                                                                     12,637,821.    12,888,371.    12,951,148.    13,525,156.
                                                                  -----------------------------------------------------------
                                                                  -----------------------------------------------------------

                                                                 LIABILITIES

CURRENT LIABILITIES
Bank indebtedness                                                        38,490.       102,232.       150,000.       187,218.
Accounts payable and accrued liabilities                                578,282.       863,778.       732,817.     1,479,357.
Current portion of long-term debt                                       427,200.       435,649.       376,488.       180,371.
                                                                  -----------------------------------------------------------
                                                                      1,043,972.     1,401,659.     1,259,305.     1,846,946.
                                                                  -----------------------------------------------------------

LONG-TERM DEBT                                                        1,674,817.     1,703,074.     1,925,598.     2,044,364.
LEASE SECURITY DEPOSITS                                         7       239,845.       234,791.       245,758.       234,989.
                                                                  -----------------------------------------------------------
                                                                      2,958,633.     3,339,524.     3,430,661.     4,126,299.
                                                                  -----------------------------------------------------------

CONTINGENCIES                                                   9

                                                             STOCKHOLDERS EQUITY

CAPITAL STOCK                                                  10
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
 dividends at US $0.28 per share (Cdn.$0.38 per share),
 redeemable at option of company at US $1.00 per share,
 par value US $.50                                                    3,732,779.     3,732,779.     3,732,779.     3,732,779.
Issued, 5,409,825 series A shares
Common:
 Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,598 common shares                                        19,025.        19,025.        19,025.        19,025.
Additional paid - in capital                                         10,757,739.    10,757,739.    10,757,739.    10,757,739.
                                                                  -----------------------------------------------------------
                                                                     14,509,543.    14,509,543.    14,509,543.    14,509,543.
                                                                  -----------------------------------------------------------
Deficit                                                              (4,830,355.)   (4,960,696.)   (4,989,056.)   (5,110,686.)
                                                                  -----------------------------------------------------------
                                                                      9,679,188.     9,548,847.     9,520,487.     9,398,857.
                                                                  -----------------------------------------------------------
                                                                     12,637,821.    12,888,371.    12,951,148.    13,525,156.
                                                                  -----------------------------------------------------------
                                                                  -----------------------------------------------------------

                    TREATS INTERNATIONAL ENTERPRISES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                              (CANADIAN DOLLARS)

                                                                      FOR THE FISCAL QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                                                        MARCH 31      MARCH 31           MARCH 31       MARCH 31
                                                              NOTE       1998           1997                1998          1997
                                                                      (UNAUDITED)    (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                           $              $                  $              $
REVENUES

Royalties                                                                553,043.       420,688.         1,568,854.     1,309,206.
Sales of managed franchise stores                                         97,610.        97,265.           491,827.       276,109.
Supplier Incentives, Commissions & Other                                 297,507.       254,283.           853,419.       805,170.
Franchising                                                               15,000.        51,000.           145,550.       110,970.
Proprietary products                                                     112,570.       119,559.           350,324.       390,922.
Construction revenues                                                     30,000.             0.           642,915.             0.
                                                                  ----------------------------------------------------------------

                                                                       1,105,730.       942,795.         4,052,888.     2,892,377.
                                                                  ----------------------------------------------------------------

COST AND EXPENSES

Regional operations and franchising                                        2,435.           200.             5,337.        21,017.
Head office and administration                                           535,794.       379,717.         1,657,637.     1,248,487.
Managed franchise stores                                                 123,573.       113,078.           507,220.       274,910.
Proprietary products                                                      86,288.       100,555.           305,460.       329,344.
Interest expense                                                          39,983.        39,730.           118,948.       117,773.
Depreciation and Amortization                                            264,211.       259,889.           790,509.       779,216.
Construction expenses                                                        303.             0.           537,436.             0.
                                                                  ----------------------------------------------------------------
                                                                       1,052,587.       893,169.         3,922,547.     2,770,747.
                                                                  ----------------------------------------------------------------


NET INCOME FOR THE PERIOD                                                 53,143.        49,626.           130,341.       121,630.
                                                                  ----------------------------------------------------------------
                                                                  ----------------------------------------------------------------

Earnings per share                                             12           0.00           0.00               0.01           0.01
                                                                  ----------------------------------------------------------------
                                                                  ----------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                                    FOR THE FISCAL QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                                                        MARCH 31       MARCH 31         MARCH  31       MARCH 31
                                                                         1998           1997             1998            1997
                                                                      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                          $              $                $               $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                            53,143.        49,626.         130,341.       121,630.
Items not affecting cash
   Depreciation & Amortization                                          264,213.       273,878.         790,509.       821,183.
Changes in non-cash operating working capital items                    (293,264.)     (280,849.)       (887,030.)     (629,076.)
                                                                  -------------------------------------------------------------

                                                                         24,091.        42,655.          33,820.       313,737.
                                                                  -------------------------------------------------------------

FINANCING
Bank Indebtedness                                                       (18,699.)       5,000.          (63,742.)      (37,218.)
Repayment of Long-term debt                                             (10,649.)       12,456.         (36,706.)       77,351.
                                                                  -------------------------------------------------------------
                                                                        (29,348.)       17,456.        (100,448.)       40,133.
                                                                  -------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                              7,421.         3,146.         101,814.       (43,035.)
Purchase of capital & other assets                                       (4,476.)      (69,267.)        (19,324.)     (998,278.)
Advertising commitment                                                        0.             0.               0.        19,310.
Deferred issue cost                                                           0.             0.               0.             0.
Security deposits                                                         2,386.         6,010.           5,054.        10,769.
Managed franchise stores held for resale                                    (74.)            0.         (20,915.)      657,364.
                                                                  -------------------------------------------------------------

                                                                          5,257.       (60,111.)         66,629.      (353,870.)
                                                                  -------------------------------------------------------------

NET GENERATED CASH (OUTFLOW)                                                 (0.)            0.               0.             0.

CASH POSITION, BEGINNING OF PERIOD                                            0.             0.               0.             0.
                                                                  -------------------------------------------------------------

CASH POSITION, END OF PERIOD                                                 (0.)            0.               0.             0.
                                                                  -------------------------------------------------------------
                                                                  -------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEAR ENDED JUNE 30, 1997, 1996 AND 1995

                                              REDEEMABLE, CONVERTIBLE
                                               ---PREFERRED SHARES---       ---COMMON SHARES---
                                              SHARES         AMOUNT        SHARES         AMOUNT          DEFICIT       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                                                $                            $                            $
Balance June 30, 1994                        5,409,825.     3,732,779.    20,741,942.   10,575,770.     (5,224,143.)  9,084,406.
Net income for the year                            ----           ----           ----           ----       107,211.     107,211.
                                             ------------------------------------------------------------------------------------

                                             5,409,825.     3,732,779.    20,741,942.    10,575,770.    (5,116,932.)  9,191,617.

Common shares issued                                                         350,000.           350.                        350.
Cancellation of common shares                                             (2,067,344.)       (2,067.)                    (2,067.)
Share issue costs                                                                           (29,289.)                   (29,289.)
Redemption of non-controlling interest
 in subsidiary                                                                              232,000.                    232,000.
Net income for the year                            ----           ----           ----           ----         6,246.       6,246.
                                             ------------------------------------------------------------------------------------
Balance June 30, 1996                        5,409,825.     3,732,779.    19,024,598.    10,776,764.    (5,110,686.)  9,398,857.
Net income for the year                            ----           ----           ----           ----       149,990.     149,990.

                                             ------------------------------------------------------------------------------------

Balance June 30, 1997                        5,409,825.     3,732,779.    19,024,598.    10,776,764.    (4,960,696.)  9,548,847.
Net income for the period                          ----           ----           ----           ----       130,341.     130,341.
                                             ------------------------------------------------------------------------------------

Balance March 31, 1998                       5,409,825.     3,732,779.    19,024,598.    10,776,764.    (4,830,355.)  9,679,188.
                                             ------------------------------------------------------------------------------------
                                             ------------------------------------------------------------------------------------

see accompanying note 10 to the Consolidated Financial Statements

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    These consolidated financial statements comprise the accounts of the Company and its wholly - owned subsidiaries. All intercompany transactions and balances have been eliminated in these consolidated financial statements, which include the accounts of the Company and its subsidiaries from the date of acquisition as follows:

    *    Treats Inc.
    *    Treats Ontario Inc.
    *    Chocolate Gourmet Treats Limited
    *    Treats Canada Corporation
    *    Treats International Inc.
    *    Triadon Investment Group Inc.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

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

                                                           MARCH         JUNE
                                                            1998         1997
--------------------------------------------------------------------------------
     Notes receivable, net of allowance
       for doubtful accounts of Nil (1997 - nil)       1,267,849.    1,627,242.

     Less current portion                               (182,100.)    (188,714.)
                                                       -------------------------

                                                       1,085,749.    1,438,528.
                                                       -------------------------
                                                       -------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

                                                                               MARCH         JUNE
                                                                                1998         1997
----------------------------------------------------------------------------------------------------
4.   CAPITAL ASSETS                                           ACCUMULATED
                                                 COST        AMORTIZATION     --- NET BOOK VALUE --

                                                  $              $              $              $
Furniture, fixtures
  and equipment                                696,712.       628,382.        68,320.       120,817.
Reference books                                 25,966.        25,360.           606.         2,425.
Corporate owned stores
  reacquired from franchisees                  359,722.        96,914.       262,808.       303,264.
Corporate owned store
  equipment reacquired from
  former franchisees                           265,632.        63,063.       202,569.       226,354.
                                             1,348,032.       813,719.       534,313.       652,860.


5.   ADVERTISING COMMITMENT

     The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an assets/liability for future advertising and promotion.

6.   FRANCHISE RIGHTS

                                                 MARCH         JUNE
                                                  1998         1997
------------------------------------------------------------------------
                                                   $             $
     Franchise rights                        14,175,609.    14,175,609.
     Accumulated amortization                (5,141,193.)   (4,609,610.)
                                             --------------------------
                                              9,034,416.     9,565,999.
                                             --------------------------
                                             --------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

     The company obtained an independent appraisal dated October 9, 1997 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants. substantiating a valuation of franchise rights in excess of $9,500,000 as at June 30, 1997.


7.   LONG - TERM DEBT

                                                                        MARCH                 JUNE
                                                                         1998                 1997
-----------------------------------------------------------------------------------------------------
                                                                          $                    $
     3193853 Canada Inc.
       Term loan, repayable in 66 monthly instalments
       of $10,000 plus interest at prime plus 2.5% due
       March 2001, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                              608,000             608,000
     Royal Bank of Canada
       Subordinate debenture bearing interest at 8%
       per annum, payable in 60 monthly instalments, due
       June 30, 2001, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                           1,129,562.          1,129,562.
     Business Development Bank of Canada
       Term loan, repayable in 50 monthly instalments
       of $2,000 plus interest at prime plus 4.0%, due
       June 23, 2000, secured by a general security
       agreement, general assignment of books debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                              54,000.             72,000.
     Other long-term debt
       Non-interest bearing, with various terms of
       repayment ending in 2002.                                        310,454.            329,161.
                                                                 ----------------------------------------
                                                                      2,102,016.          2,138,723.
     Less current portion                                              (427,200.)          (435,649.)
                                                                 ----------------------------------------
                                                                      1,674,816.          1,703,074.
                                                                 ----------------------------------------
                                                                 ----------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

     LONG-TERM DEBT (CONT'D)


     Interest expense for the year related to long-term debt was $118,948 (1997
     - $117,773)

     The minimum future principle repayments required over the next five years are as follows:

                                                           $
                                   1998                  390,450
                                   1999                  370,021
                                   2000                  402,200
                                   2001                  468,200
                                   2002                  435,792
                                   Subsequent             35,353
                                                       ---------
                                                       2,102,016
                                                       ---------
                                                       ---------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

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

          Year ending June 30:
                                             $
                    1998                 2,871,744.
                    1999                 2,345,207.
                    2000                 2,166,759.
                    2001                 1,433,459.
                    2002                   824,984.
                    Later Years          1,519,154.
                                        -----------

          Total minimum payments*       11,161,307.
                                        -----------
                                        -----------

          * Minimum payments have not been reduced by minimum sublease rentals for $10,574,167 due in future under noncancellable sublease.

                                                      YEAR ENDING JUNE 30,
                                                    1997               1998
                                                      $                  $
                    Minimum rentals               3,360,844.         2,871,744.
                    Less: Sublease rentals       (3,183,401.)       (2,728,717.)
                                                --------------------------------
                                                    177,443.           143,027.
                                                --------------------------------
                                                --------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

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

     CONVERSION PRIVILEGES - DECEMBER 31, 1996

     In the event that dividends on the Preferred Series A shares fall five quarters in arrears or the shares are not redeemed by December 31, 1996, then the conversion price will be adjusted so that the preferred shares will be convertible into common shares of the Company at a price equal to the lower of the weighted average trading price of the Company's shares for the previous 30 trading days using the average exchange rate for the period and U.S.$0.30 per share. As of March 31, 1998 the preferred shareholder, The Royal Bank of Canada did not exercise the option.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

10.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank of Canada holds a subordinated debenture (see note 7) for which the related interest expense was $26,256 (1997 - $24,249).

          Undeclared dividends for July 1, 1994 to March 31, 1998 on the preferred shares owned by the Royal Bank are $769,886.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

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
                                      ----------

                                      1,141,638.
                                      ----------
                                      ----------

12.  EARNINGS (LOSS) PER SHARE

                                               MARCH          MARCH
                                               1998           1997
     Primary earnings (loss) per share             0.01           0.01
                                             --------------------------
                                             --------------------------
     Weighted average number of common
     shares outstanding                      19,024,598.    19,024,598.
                                             --------------------------
                                             --------------------------

The calculation of fully diluted earnings per common share assumes that, if a delusive effect is produced, all convertible securities have been converted, all shares to be issued under contractual commitments have been issued and all outstanding options have been exercised at the later of the beginning of the fiscal period and the option issue date. The calculation includes an allowance for imputed earnings derived from the investment of funds which are assumed to have been received and is limited to the maximum authorized common stock available. If all conversions (see note 9) had occurred, the Company would have had to increase its maximum authorized common shares. Fully diluted earnings per share are not presented as they are anti-delusive.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

PART 1
Item 2
MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
     The system-wide retail sales for the nine months ended March 31, 1998 were $18,635,000 compared to $20,622,000 a decrease of $1,987,000 or 9.6%
     for the same nine month period last year. The sales decline can be attributed to the Company's decision to close down 24 locations during the past twelve months. Ten of these locations were in the Ottawa region. The Company had a contract to supply commissary baked goods to these locations through a relationship with a contract catering company. The catering company in question was sold to a company with a controlling interest in a direct competitor of Treats International Enterprises, Inc. and the Company elected to discontinue the relationship. The other units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATION
     The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                         QUARTER ENDED MARCH 31
                                                             1998      1997
                                                         ----------------------
          Net Sales . . . . . . . . . . . . . . . . . .      100%      100%
          Royalties. . . . . . . . . . . . . . . . . . .    50.0%     44.6%
          Franchising. . . . . . . . . . . . . . . . . .     1.4%      5.4%
          Supplier Incentives, commissions & other. . .     26.9%     27.0%
          Proprietary products. . . . . . . . . . . . .     10.2%     12.7%
          Sales of managed franchises stores . . . . . .     8.8%     10.3%
          Construction revenues. . . . . . . . . . . . .     2.7%      0.0%
          Regional operations and franchising. . . . . .    19.8%     11.6%
          Head office and administration. . . . . . . .     28.8%     27.2%
          Proprietary products. . . . . . . . . . . . .      7.8%     10.7%
          Managed franchise stores . . . . . . . . . . .    11.2%     12.0%
          Construction expenses. . . . . . . . . . . . .     0.0%      0.0%
          Interest expense. . . . . . . . . . . . . . .      3.6%      4.2%
          Depreciation and Amortization. . . . . . . . .    23.9%     29.0%
                                                         ----------------------
          Net Income. . . . . . . . . . . . . . . . . .      4.8%      5.3%
                                                         ----------------------
                                                         ----------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

 QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997.

     Total revenue for the quarter ended March 31, 1998 increased $163,000 or 14.8% to $1,106,000 from $943,000 for the same period last year. The increase in revenue resulted primarily from:

          * The sales of managed franchises stores increased by $1,000 or 0.4% to $98,000 compared to $97,000 for the same period last year.

          * Royalties increased $132,000 or 31.5% to $553,000 compared to $421,000 for the same period last year.

          * Supplier incentives increased $43,000 or 17% to $297,000 compared to $254,000 for the same period last year.

          * Proprietary products revenues decreased $7,000 or 5.8% to $113,000 from $120,000 for the same period last year.

          * In the fiscal year ended June 30, 1998 the Company amended is policy regarding the construction and renovation of stores. The revenues from constructions are recognized when the agreements are signed or the funds as been received. Revenues from construction were $30,000.

     Expenses for the quarter ended March 31, 1998 increased $159,000 or 17.8% to $1,053,000 from $894,000 for the same period last year. The increase in expenses relate to the following:

          * Cost associated with managed franchised stores increased $10,000 a direct result of the increase in the number of corporately managed stores.

          * Head Office and Regional Operation cost increased $171,000 or 46.5% to $536,000 from $365,000 for the same period last year.

          * The cost of purchasing certain proprietary products for resale to distributors decreased $14,000 or 14.2% to 86,000 from $100,000 for the same period last year.

          * Interest expense decreased by $1,370 or 3.6% to $39,530 from $38,160 last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1998.(CONT'D)

          * The cost of construction which commenced this fiscal year was $303.

          * Net income for the quarter ended March 31, 1998 was $53,000 compared to a net income of $49,000 for the same period last year.

WORKING CAPITAL


The working capital at the end of the period was $169,000 compared to a working capital deficit of $180,000 for the same period last year. This improvement in the working capital deficit was achieved through cash flow from operations.


LIQUIDITY AND CASH FLOW


During the quarter the operating inflow was $24,000 compared to an inflow of $43,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

PART 11   OTHER INFORMATION

Item 1    Legal Proceedings - See notes to Financial Statements

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Securities Holders - None

Item 5    Other Information :

     On December 1, 1998 the Company sold the rights to market the Treats Franchise System in the United States to EMC Group, Inc. (EMC) of Orlando, Florida. Under the terms of the National License Agreement EMC acquired the exclusive rights to open and franchise the Treats concept in the United States and its properties. EMC is required to open 450 Treats stores. The total value of the transaction was US$ 2.7 million.

     The president of EMC is Mr. Erhard Sommer, the former Vice President of Operations of Treats International. EMC is a publicly traded corporation (NASDAQ OTC) trading under the symbol of EMCB.

     During the last quarter the Company restructured a number of its subsidiaries. Specifically Accounting and Consulting and Triadon Investment Group, Inc. were amalgamated. Subsequently the amalgamated entity was renamed Treats Canada Corporation ("TCC").

     Treats Inc. assigned its ownership of the Trade Marks owned by the Company to TCC. Treats Inc. also assigned the franchise agreements for all provinces in Canada with the exception of the atlantic provinces to TCC.


Item 6    Exhibits and Reports on Form 8-K - None

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT MARCH 31, 1998
                               (CANADIAN DOLLARS)

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended March 31, 1998.

The result of operation for the period ended March 31, 1998 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul J. Gibson                                           June 16, 1998
    --------------------------------------
Paul J. Gibson, Chief Executive Officer





By: /s/ John A. Deknatel                                         June 16, 1998
    --------------------------------------
John A. Deknatel, Chief Operating Officer





By: /s/ Francois Turcot                                          June 16, 1998
    --------------------------------------
Francois Turcot, Director of Finance