Form 10-Q/A
period 1998-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1998-08-19
CIK 842906

                                      Form 10-QA

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                   QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                      Commission File No:
March 31, 1998                                                       0-21418

                        TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                      I.R.S. Employer No:
     DELAWARE                                                      13-3495199

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

                            Telephone No.: (407) 673-1144

Registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.:
                                         YES

                        TREATS INTERNATIONAL ENTERPRISES, INC.


                                        10-Q A

                          Three months ended March 31, 1998


                                        INDEX


                                                                      PAGE
                                                                      ----
PART I    FINANCIAL INFORMATION

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

          Notes to Financial Statements                               5 to 16

ITEM 2    Management's Discussion and Analysis
          of the Statement of Income                                  17 to 19

PART II   Other Information - Items 1 to 6                            20

          Signatures                                                  21

          Financial Data Schedule


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


                                        TREATS INTERNATIONAL ENTERPRISES, INC.


By: /s/ Paul J. Gibson                                      August 18, 1998
   -------------------------------------
Paul J. Gibson, Chief Executive Officer



By: /s/ John A. Deknatel                                    August 18, 1998
   -------------------------------------
John A. Deknatel, Chief Operating Officer



By: /s/ Francois Turcot                                     August 18, 1998
   -------------------------------------
Francois Turcot, Director of Finance