Form 10-K
period 1998-06-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 1999-02-25
CIK 842906

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended:                 June 30, 1998
                                        -------------------
                                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 15 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                               -------------    ------------

Commission file number    0-21418
                       -------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                    13-3495199
------------------------------          ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization

418 Preston St., Ottawa, Ontario, Canada            K1S 4N2
----------------------------------------            -------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code    (613) 563-4073
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class          Name of each exchange on which registered

-------------------------     -------------------------------------------

-------------------------     -------------------------------------------

          Securities registered pursuant to section 12(g) of the Act:
                                   (Title of class)
          ---------------------------------------------------------------

                              Common Stock $.001 par value
          ---------------------------------------------------------------
                                   (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K
or any amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is U.S. $112,579. The aggregate market value was computed by reference to the average bid and asked prices as of December 28, 1998. (U.S.$0.02)

It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

                     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                 19,024,598
    -------------------------------     ----------------------------------
          Title of Class                Shares outstanding at Jan 31, 1999


DOCUMENTS INCORPORATED BY REFERENCE

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                                      FORM 10-K

                           FOR THE YEAR ENDED JUNE 30, 1998

          INDEX                                                                  PAGE
--------------------------------------------------------------------------------------
PART I
Item 1     Business                                                              4 -5
Item 2     Properties                                                               5
Item 3     Legal Proceedings                                                        5
Item 4     Submission of Matters to a Vote of Security Holders                      5

PART II
Item 5     Market for the Registrant's Common Equity
           and Related Stockholder Matters                                          6
Item 6     Selected Financial Data                                              7 - 8
Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       9 - 14
Item 7-A   Quantitative and Qualitative disclosure about
           market risk.                                                            14
Item 8     Financial Statements and Supplementary Data                        14 - 35
Item 9     Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                                  36

PART III
Item 10    Directors and Executive Officers of the Registrant                      37
Item 11    Executive Compensation                                                  38
Item 12    Security Ownership of Certain Beneficial Owners and
           Management                                                         39 - 40
Item 13    Certain Relationships and Related Transactions                          41

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                           42 - 44

AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES                                  45
SIGNATURES                                                                         46

                                        PART I

ITEM 1  BUSINESS

Treats International Enterprises, Inc. (the"Company") is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins, gourmet and specialty coffees, related food and beverage products in retail stores using a system and methodology of marketing developed and designed by The Company and identified by the trademark TREATS.

The Company operates its business through its wholly-owned subsidiary Treats Inc. Treats Inc. is the parent company to a number of other entities, specifically:

     CHOCOLATE GOURMET TREATS LIMITED ("CGTL")
     TREATS ONTARIO INC.
     TREATS INTERNATIONAL INC.
     TREATS CANADA CORPORATION (FORMERLY ACCOUNTING
     AND CONSULTING INC)

As at October 31, 1998 there are 135 retail units in North America utilizing the Treats System. 129 of these units are owned and operated by franchisees; 6 are corporately managed. 132 units are located in Canada and 3 are located in the United States.

The Company grants both single unit franchises and area development franchises throughout Canada and the United States. While there are currently no operations outside of North America, it is the Company's intention to sell National Licenses in the future. The Company has taken no steps to comply with any other International government franchise regulatory agencies.

The Company markets essentially three variations on the Treats concept. The Treats Bakery, normally 250 - 500 square feet in size with no seating area of its own, the Treats Bakery Cafe, normally 500 - 2,000 square feet in size with its own seating arrangement and the Treats International Coffee Emporium, normally 500 - 2,000 square feet with its own seating arrangements. Treats stores are found in a variety of locations including office complexes, shopping malls, mixed use properties (commercial location with a shopping area), street front locations, transportation terminals and universities. The Company seeks locations or sites in high pedestrian traffic areas, where high visibility prevails.

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

ITEM 2  PROPERTIES

The Company has purchased the land and building at 418 Preston Street, Ottawa from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company.

ITEM 3  LEGAL PROCEEDINGS

The Company is a defendant in several actions arising in the normal course of business. The Company has made offers to settle some of the claims but to date they have not been accepted. Judgements issued against the Company on some of the claims in the amount of $504,571 are all under appeal.

Management is of the opinion that, as the outcome of the claims, counterclaims or appeals is not determinable at this time, no provision for any potential losses should be included in these financial statements.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders in the fourth quarter.

                                       PART II

ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS
-----------------------------------------------------------------------------

The Company's securities, primarily the Units, Stock and Warrants, have been quoted in the over-the-counter market since August 1989. The number of record holders of The Company's Common Stock at June 30, 1998 was 1,241 and at June 30, 1997, was 1,234. Management does not know the number of beneficial holders of the shares of Common Stock. Commencing in January 1992, the Common Stock has been quoted separately. Management has no knowledge whether the volume of trading since January 31, 1992 constitutes an active market or whether an active market will develop.

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

Quarter Ended                 High Bid       Low Bid     High Asked     Low Asked
-------------                 --------       -------     ----------     ---------
                              (US $)         (US $)         (US $)        (US $)
September 30, 1996            0.0625         0.0625      0.1875         0.1875
December 31, 1996             0.030          0.030       0.060          0.060
March 31, 1997                0.030          0.030       0.060          0.060
June 30, 1997                 0.020          0.020       0.060          0.060
September 30, 1997            0.020          0.020       0.060          0.060
December 31, 1997             0.020          0.020       0.060          0.060
March 31, 1998                0.020          0.020       0.060          0.060
June 30, 1998                 0.020          0.020       0.060          0.060

ITEM 6  SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------

The following chart of selected financial data of the Company for five fiscal years are derived from the consolidated financial statements of the Company. The Company presents its financial results in Canadian dollars. For the convenience of the reader, the results for the year ended June 30, 1998, have been converted into U.S. dollars, at the prevailing rate of exchange.

                                                                                  AS AT JUNE 30
                                                                                  -------------

                                              1998           1998           1997           1996           1995           1994
                                           -----------------------------------------------------------------------------------
                                            (US)(1)                          ( IN THOUSANDS )
CONSOLIDATED BALANCE SHEET DATA:

Cash                                       $ ----         $ ----         $ ----         $ ----         $  60.         $ 243.
Current Assets                                432.           635.           618.         1,256.        1,069.           990.
Franchise Rights                            5,836.         8,573.         9,566.        10,275.       10,984.        11,692.
Total Assets                                9,550.        14,029.        12,888.        13,525.       13,435.        13,808.

Current Liabilities                         1,088.         1,598.         1,402.         1,847.         2,254.        2,257.
Working Capital (Deficit)                    (656.)         (963.)         (783.)         (591.)       (1,185.)      (1,267.)
Long Term Liabilities                       1,822.         2,677.         1,938.         2,279.         1,758.        2,234.
Non-Controlling Interest                      ----           ----           ----           ----           232.          232.
Stockholders' Equity                        6,640.         9,754.         9,549.         9,399.         9,192.        9,084.

     ( 1 ) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 1998
               Conversion rate: One (1) (US) Dollar equals: $1.4690

-----------------------------------------------------------------------------

                                                                        FOR THE YEAR ENDED JUNE 30

                                              1998           1998           1997           1996           1995          1994
                                          -------------------------------------------------------------------------------------
                                             (U.S.)(1)  (IN THOUSANDS, EXCEPT FOR PER SHARE AND RESTAURANT DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue
Royalties                                 $ 1,214.       $ 1,783.       $ 1,781.       $ 1,968.       $ 1,947.        $2,001.
Supplier incentives
 commission and other                         747.         1,097.         1,026.         1,071.         1,001.         1,024.
Sales of managed franchise stores             556.           817.           608.         2,106.         1,579.           812.
Proprietary products                          306.           449.           511.           341.           ----           ----
Franchise fees                                148.           218.           200.           265.           351.           272.
Construction Revenue                          417.           613.           503.           610.           ----           ----
                                          -----------------------------------------------------------------------------------
Total                                       3,388.         4,977.         4,629.         6,361.         4,878.         4,109.
                                          -----------------------------------------------------------------------------------

Expenses
 Head office administration                $1,492.       $ 2,192.       $ 1,894.       $ 2,163.       $ 1,850.       $ 1,878.
 Managed franchise stores                     486.           714.           473.         2,079.         1,687.           832.
 Amortization                                 557.           818.           987.           839.           789.           767.
 Franchising                                    5.             7.            25.           121.           168.           230.
 Interest                                      76.           111.           157.           249.           276.           215.
 Proprietary products                         270.           397.           440.           294.           ----           ----
Construction Expenses                         362.           532.           503.           610.           ----           ----
                                          -----------------------------------------------------------------------------------
Total                                       3,248.         4,771.         4,479.         6,355.         4,771.         3,922.
                                          -----------------------------------------------------------------------------------

Income before income taxes                    140.           206.           150.             6.           107.           187.
Income taxes                                  ----           ----           ----           ----           ----           ----
                                          -----------------------------------------------------------------------------------

Net Income                                    140.           206.           150.             6.           107.           187.
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------

Avg. No. of Shares Outstanding (2)         19,024.        19,024.        19,024.        19,996.        20,742.        18,507.
Earnings per Share                           0,01.          0,01.          0,00.          0,00.          0,00.          0,01.
                                          -----------------------------------------------------------------------------------

Number of Treats units in Chain               135.           135.           142.           166.           171.           164.


     ( 1 ) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 1998
               Conversion rate: One (1) (US) Dollar equals: 1.469

     ( 2 ) The Company has 19,024,598 shares outstanding. Net profit (loss) per share is calculated based on the weighted average number of shares outstanding for the period. (see Note 13, June 30, 1998, see note 12, June 30, 1997).

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------
              (All amounts are in Canadian $ unless otherwise noted)
GENERAL

     -    THE YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

     System-wide retail sales for the twelve months ended June 30, 1998 were $24,667,000 compared to $26,903,000 a decrease of $2,236,000 or 8.31% for the same period last year. The sales decline can be attributed to the Company's decision to close down 7 locations during the past twelve months. The units closed down were primarily non-performing locations or locations where the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATIONS

     Total revenue for the year ended June 30, 1998 increased $348,000 or 7.5% to $4,977,000 from $4,629,000 for the same period last year. The increase in revenue resulted primarily from:

     - The sales of corporately managed stores increased by $209,000 or 34.3% to $816,000 from $607,000 for the same period last year.

     - Royalties increased $3,000 or 0.14% to $1,783,000 compared to $1,780,000 for the same period last year. (see note on Head office and administration expenses, below)

     - Supplier incentives increased $71,000 or 6.9% to $1,097,000 compared to $1,026,000 the same period last year.

     - Franchising increased $18,000 or 8.9% to $218,000 compared to $200,000 for the same period last year.

     - Proprietary products sold to distributors for distribution to the franchised and corporately managed locations decreased $62,000 or 12.2% to $449,000 compared to $511,000 for the same period last year.

     - In the fiscal year ended June 30, 1998 The Company amended its policy regarding the construction and renovation of stores. The revenues from constructions are recognized when the agreements are signed or the funds as been received. Revenues from construction were $613,000.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONT'D)

     Expenses for the year ended June 30, 1998 increased $292,000 or 6.5% to $4,771,000 from $4,479,000 for the same period last year. The increase in expenses relate to the following:

     - Costs associated with Managed franchised stores increased $240,000 a direct result of the increase in the number of corporately managed stores.

     - Head office and administration expenses increased $298,000 or 15.7% to $2,192,000 from $1,894,000 for the same period last year. The increase is a direct result of the Company's decision to amend its policy with respect to royalty discounts. The difference between the actual amount paid and the amount required under the franchise agreement is credited to royalty revenue and charged to Head office expenses as a discount on royalties. The amount charged for royalty discount in the fiscal year was $384,000.

     - The cost of purchasing certain proprietary products for resale to distributors decreased $43,000 or 9.8% to $397,000 from $440,000 for the same period last year.

     - Interest expense decreased by $46,000 or 29% to $111,000 from $157,000 last year. This decrease is a direct result of 3193853 Canada Inc. having waived any interest payment required for fiscal 1998. (see note 8 page 28-30)

     -    The cost of construction and renovation of stores was $532,000.

     - Net income for the year ended June 30, 1998 was $206,000 compared to a net income of $150,000 for the same period last year an increase of 37.3%.

CAPITAL RESOURCES - June 30, 1998

     The Company's projected capital asset requirements for the current fiscal year, are not very demanding.

LIQUIDITY AND CASH FLOW - June 30, 1998

     The working capital deficit at the year end increased by $180,000 to $(963,000). This was primarily due to an increase of $209,000 in the current portion of the long-term debt.

     The cash flow from operations during fiscal 1998 increased by $140,000 or 13.6% to $1,175,000 compared to $1,035,000 in the previous fiscal year.

     DEBT TO EQUITY:

     The ratio of debt to equity as at June 30, 1998 was .44 to 1 compared to .35 to 1 in the previous fiscal year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-----------------------------------------------------------------------------

LIQUIDITY AND CASH FLOW (CONT'D)
     IN THE YEAR:

     The implementation of the "direct bank transfer" system which automatically withdraws royalty, advertising fund and receivable payments from franchise owners' bank accounts on a weekly basis has continued over the year. Currently 78% of the franchise owners use this method to make their weekly payments. By the end of this fiscal year the Company expects that more than 95% of all franchise owners will have been converted to the direct transfer system.

     The Company also introduced a new design appearance for its stores. The new look has been well received by customers, landlords and franchise owners. The updated interior and exterior decor provides for a more comfortable and relaxing atmosphere.

     A new line of sandwiches was introduced under the "Baguette Express" banner. Sandwiches are now available at a large number of Treats locations served on a variety of breads including a "baked fresh on site" baguette loaf. A Trade Mark for the new sandwich line has been applied for.

     During the year extensive testing of a new line of premium baked goods and as a result the company plans to roll out a new line of cookies in the current fiscal year. The premium line of baked goods will be identified as "TreatSations." Trade Mark registration for TreatSations is pending.

     The Company has received several enquiries about opportunities to franchise the Treats concept outside of North America. In June the Company entered into a National Licensing Agreement for Chile and Argentina.

     In December the EMC Group, Inc. from Lakeland, Florida acquired the National License to franchise the Treats concept throughout the United States. The president of EMC Group is a former Vice President of the Company.

     The Company has upgraded most of its computer hardware and software as part of an effort to ensure that the Company will be able to address any issues pertaining to the Year 2000. The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. The Company is making every effort to make sure that there will be no significant impact on operations as a result of any Year 2000 issue however it is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of entities the Company does business with or any third parties, will be fully resolved.

ITEM 7 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
                (All amounts are in Canadian $ unless otherwise noted)

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

RESULTS OF OPERATIONS

     Total revenue for the year ended June 30, 1997 decreased $1,732,000 or 27.2% to $4,629,000 from $6,362,000 for the same period last year. The decrease in revenue resulted primarily from:

     - The sales of corporately managed stores decreased by $1,498,000 as a result of management's decision to divest itself from most corporately managed stores. This represents 86.4% of the decline in total revenue for the year.

     - Royalties decreased $187,000 or 9.5% to $1,781,000 compared to $1,968,000 for the same period last year, primarily as a result of the decline in system sales as noted in "General" above.

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

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
----------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONT'D)

     Expenses for the year ended June 30, 1997 decreased $1,876,000 or 29.5% to $4,479,000 from $6,355,000 for the same period last year. The decrease in expenses relate to the following:

     - Costs associated with Managed franchised stores decreased $1,605,000 a direct result of the decrease in the number of corporately managed stores.

     - Head office and administration expenses decreased $269,000 or 12.4% to $1,894,000 from $2,163,000 for the same period last year. The decreased in cost is a direct result of management's decision to reduce corporate overheads.

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

LIQUIDITY AND CASH FLOW - June 30, 1997

     The working capital deficit at the year end increased by $192,000 to $(783,000). This was primarily due to an increase of $255,278 in the current portion of the long-term debt Accounts payable and accrued liabilities declined by $616,000 and Long-Term declined by $86,000.

     The cash flow from operations during fiscal 1997 increased significantly by $378,000 or 57.5% to $1,035,000 compared to $657,000 in the previous fiscal year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-----------------------------------------------------------------------------

LIQUIDITY AND CASH FLOW (CONT'D)

     DEBT TO EQUITY:

     The ratio of debt to equity as at June 30, 1997 was .35 to 1. This compares to .26 to 1 in the previous fiscal year.

     The liquidity is adequate for the coming year's operations.

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

     During the year The Company successfully introduced a line of New York style Bagels throughout the system (where permitted by Use Clauses in Lease Agreements). It also commenced an extensive test of a completely revamped sandwich program and in July of this year approved roll out of the new sandwich program in 60% of its locations. It is anticipated that the roll out will be completed by December 1998.

     The Company also concluded a new two year contract with the Quaker Oats Company of Canada to supply its proprietary bakery mixes.


ITEM 7-A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

            n/a

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          TREATS INTERNATIONAL ENTERPRISES, INC.

          Consolidated Financial Statements 1998 compared to 1997 Page 15 to 35

          FINANCIAL
          STATEMENTS


          CONSOLIDATED








          TREATS INTERNATIONAL
          ENTERPRISES, INC.






          June 30, 1998 and 1997


          ---------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                          CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                  (CANADIAN DOLLARS)




                                        INDEX

              PAGE

                  17                    Auditors' Report

             18 - 19                    Consolidated Balance Sheets

                  20                    Consolidated Statements of Income and
                                        Deficit

                  21                    Consolidated Statements of Cash Flow

                  22                    Consolidated Statements of Stockholders'
                                        Equity

             23 - 36                    Notes to the Consolidated Financial
                                        Statements

                                  AUDITORS REPORT



TO THE SHAREHOLDERS OF
     TREATS INTERNATIONAL ENTERPRISES, INC.



We have audited the consolidated balance sheets of TREATS INTERNATIONAL ENTERPRISES, INC. as at June 30, 1998 and 1997 and the consolidated statements of income and deficit, cash flows and of stockholders' equity for the years ended June 30, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996 in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States).





                                Chartered Accountants

Toronto, Canada

                       TREATS INTERNATIONAL ENTERPRISES, INC.

                              CONSOLIDATED BALANCE SHEET

                                JUNE 30, 1998 AND 1997
                                  (CANADIAN DOLLARS)

                                                             NOTE           1998           1997
----------------------------------------------------------------------------------------------------
                                                                              $              $
                                               ASSETS
CURRENT
     Accounts receivable                                                 193,718        254,852
     Current portion of notes receivable                                 217,205        188,714
     Prepaid expenses                                                    144,606        152,705
     Construction work in process                                         33,476         22,074
     Cash
45,874           -
                                                                      -------------------------
                                                                         634,879        618,345

FRANCHISE STORES HELD FOR RESALE                                            -           149,924

DEFERRED COSTS                                                           268,566        462,715

NOTES RECEIVABLE                                                3        819,820      1,438,528

INVESTMENT IN PUBLIC COMPANY                                    4      1,617,912           -

CAPITAL ASSETS                                                  5      2,020,533        652,860

ADVERTISING COMMITMENT                                          6         94,576           -

FRANCHISE RIGHTS                                                7      8,572,715      9,565,999
                                                                      -------------------------

                                                                      14,029,001     12,888,371
                                                                      -------------------------
                                                                      -------------------------

          Approved on behalf of the Board:

                                   Director
         -------------------------

                                   Director
         -------------------------

                              See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                              CONSOLIDATED BALANCE SHEET

                                JUNE 30, 1998 AND 1997
                                  (CANADIAN DOLLARS)

                                                     NOTE           1998          1997
----------------------------------------------------------------------------------------
                                                                      $            $
                                     LIABILITIES
CURRENT
     Accounts payable and accrued liabilities                    953,620        863,778
     Current portion of long-term debt                           644,547        435,649
     Bank indebtedness                                                 -        102,232
                                                             --------------------------
                                                               1,598,167      1,401,659

LONG-TERM DEBT                                          8      2,438,073      1,703,074

LEASE SECURITY DEPOSITS                                          238,381        234,791
                                                             --------------------------
                                                               4,274,621      3,339,524
                                                             --------------------------

COMMITMENTS AND CONTINGENCIES                           9

                               STOCKHOLDERS EQUITY

CAPITAL STOCK                                          10
Preferred
  Authorized , 10,000,000 non-voting, cumulative
    shares, dividends at U.S.$.028 per share(Cdn.$.041
    per share),redeemable at option of Company at
    U.S.$1. per share, par value U.S.$0.50
  Issued, 5,409,825 series A shares                            3,732,779      3,732,779
Common
  Authorized, 33,333,333 shares, par value
    US $0.001
  Issued , 19,024,598  shares                                     19,025         19,025
Additional paid - in capital                                  10,757,739     10,757,739
                                                             --------------------------
                                                              14,509,543     14,509,543
DEFICIT                                                       (4,755,163)    (4,960,696)
                                                             --------------------------
                                                               9,754,380      9,548,847
                                                             --------------------------
                                                              14,029,001     12,888,371
                                                             --------------------------
                                                             --------------------------

                             See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT

                       YEAR ENDED JUNE 30. 1998, 1997 AND 1996
                                  (CANADIAN DOLLARS)

                                                    NOTE         1998          1997           1996
------------------------------------------------------------------------------------------------------
                                                                   $              $             $
REVENUES
     Sales of managed franchise stores                          816,648        607,752      2,106,368
     Royalties                                                1,783,428      1,780,872      1,968,120
     Supplier incentives, commissions and other               1,097,316      1,026,046      1,070,944
     Proprietary products                                       448,634        511,052        341,229
     Franchising                                                217,941        200,019        264,713
     Construction revenue                                       612,915        503,521        610,318
                                                            -----------------------------------------

                                                              4,976,882      4,629,262      6,361,692
                                                            -----------------------------------------
EXPENSES
     Head office and administration                           2,192,004      1,893,869      2,163,015
     Managed franchise stores                                   714,357        474,128      2,079,390
     Construction expenses                                      531,796        503,521        610,318
     Proprietary products                                       396,566        439,714        293,743
     Interest on long-term debt                                 111,163        156,716        248,793
     Franchising                                                  7,337         24,817        120,936
     Amortization
        Capital assets and franchise rights                     745,424        889,083        839,251
        Deferred costs                                           72,702         97,424           -
                                                            -----------------------------------------
                                                              4,771,349      4,479,272      6,355,446
                                                            -----------------------------------------

NET INCOME FOR THE YEAR                             12          205,533        149,990          6,246

DEFICIT, BEGINNING OF YEAR                                   (4,960,696)    (5,110,686)    (5,116,932)
                                                            -----------------------------------------

DEFICIT, END OF YEAR                                         (4,755,163)    (4,960,696)    (5,110,686)
                                                            -----------------------------------------

EARNINGS (LOSS) PER SHARE                           13             0.01           0.00           0.00
                                                            -----------------------------------------
                                                            -----------------------------------------


                              See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEAR ENDED JUNE 30, 1998, 1997 AND 1996
                                  (CANADIAN DOLLARS)

                                                          1998           1997           1996
------------------------------------------------------------------------------------------------
                                                             $              $              $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES

OPERATING
     Net income for the year                              205,533        149,990          6,246
     Items not affecting cash
       Amortization
         Capital assets and franchise rights              745,424        889,083        839,251
         Deferred costs                                    72,702         97,424           -
     Capital assets                                      (412,062)      (353,414)          -
     Franchise stores held for resale                     412,062        353,414           -
     Interest expense related to annual accretion of
       Royal Bank of Canada subordinated debenture           -              -            75,000
                                                       ----------------------------------------
                                                        1,023,659      1,136,497        920,497
Changes in non-cash operating working capital items       151,263       (101,814)      (263,714)
                                                       ----------------------------------------
                                                        1,174,922      1,034,683        656,783
                                                       ----------------------------------------
FINANCING
     Long-term debt                                       943,897        (86,012)      (101,692)
     Bank indebtedness                                   (102,232)       (84,986)       187,218
     Issue of common shares                                  -              -               350
     Cancellation of common shares                           -              -            (2,067)
     Deferred revenue                                        -              -           (18,079)
     Share issue costs                                       -              -           (29,289)
     Redemption of non-controlling interest in
     subsidiary                                              -              -           232,000
                                                       ----------------------------------------
                                                          841,665       (170,998)       268,441
                                                       ----------------------------------------
INVESTING
     Franchise stores held for resale                    (269,981)       (19,210)        62,089
     Deferred costs                                        32,742       (332,026)       (65,759)
     Notes receivable                                     590,217       (422,092)      (564,518)
     Investment in public company                      (1,617,912)          -          (232,000)
     Purchase of capital assets                        (1,082,885)      (109,667)      (232,258)
     Proceeds on disposal of capital asset and
     franchise rights                                     471,682           -              -
     Advertising commitment                               (94,576)        19,310         47,458
                                                       ----------------------------------------
                                                       (1,970,713)      (863,685)      (984,988)
                                                       ----------------------------------------

NET CASH INFLOW (OUTFLOW)                                  45,874           -           (59,764)

CASH POSITION, BEGINNING OF YEAR                             -              -            59,764
                                                       ----------------------------------------

CASH POSITION, END OF YEAR                                 45,874           -              -
                                                       ----------------------------------------
                                                       ----------------------------------------

                             See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 10)

                       YEAR ENDED JUNE 30, 1998, 1997 AND 1996
                                  (CANADIAN DOLLARS)

                                         ---- Preferred shares ---     ---- Common shares ---
                                           SHARES         AMOUNT        SHARES         AMOUNT        DEFICIT          TOTAL
------------------------------------------------------------------------------------------------------------------------------
                                                              $                             $              $

Balance, June 30, 1995                   5,409,825      3,732,779     20,741,942     10,575,770     (5,116,932)     9,191,617

Common shares issued                          -              -           350,000            350           -               350
Cancellation of common shares                 -              -        (2,067,344)        (2,067)          -            (2,067)
Share issue costs                             -              -              -           (29,289)          -           (29,289)
Redemption of non-controlling
  interest in subsidiary                      -              -              -           232,000           -           232,000
Net income for the year                       -              -              -              -             6,246          6,246
                                        -------------------------------------------------------------------------------------
Balance, June 30, 1996                   5,409,825      3,732,779     19,024,598     10,776,764     (5,110,686)     9,398,857

Net income for the year                       -              -              -              -           149,990        149,990
                                        -------------------------------------------------------------------------------------

Balance, June 30, 1997                   5,409,825      3,732,779     19,024,598     10,776,764     (4,960,696)     9,548,847

Net income for the year                       -              -              -              -           205,533        205,533
                                        -------------------------------------------------------------------------------------

Balance June 30, 1998                    5,409,825      3,732,779     19,024,598     10,776,764     (4,755,163)     9,754,380
                                        -------------------------------------------------------------------------------------
                                        -------------------------------------------------------------------------------------

                              See the accompanying notes

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

     These consolidated financial statements comprise the accounts of the Company and its wholly - owned subsidiaries from the date of acquisition, as follows:

     *    Treats Inc.
     *    Treats Ontario Inc.
     *    Chocolate Gourmet Treats Limited
     *    Treats Canada Corporation (formerly Accounting and Consulting Inc.)
     *    Treats International Inc.

     On June 26, 1998, Triadon Investment Group Inc. and Treats Canada Corporation amalgamated and has continued operating under the Treats Canada Corporation name.

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     REVENUE RECOGNITION

     Franchise fees and construction revenue arises on the sale of national, area and store franchises. Franchise store revenue is recognized as income when the respective purchase and sale agreements have been signed, all material conditions relating to the sale have been substantially completed by the Company or the franchise store has commenced operations. Revenue from national and area franchise agreements is recognized when the area development agreement has been signed and all substantial obligations of the Company have been completed.

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

     INVESTMENT IN PUBLIC COMPANY

     The investment in public company is accounted for at cost. Under the cost method, the investment is recorded at its original cost, and earnings from the investment are recognized only to the extent of dividends received or receivable.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

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


     CAPITAL ASSETS AND AMORTIZATION

     Capital assets are recorded at cost less accumulated amortization. Amortization is provided for at rates intended to write off the assets over their estimated economic lives, as follows:

     Building                                -    20 years straight-line
     Furniture, fixtures and equipment       -    5 years straight-line
     Reference books                         -    5 years straight-line
     Corporate owned stores reacquired
          from franchisees                   -    5 years straight-line
     Corporate owned store equipment
          reacquired from former
          franchisees                        -    5 years straight-line


     FRANCHISE RIGHTS

     Franchise rights are being carried at cost less accumulated amortization. Amortization is provided for on a straight-line basis over 20 years.

     DEFERRED COSTS

     Deferred costs consist of a consulting contract with a former officer of the Company expiring in 2003.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

                                                            1998      1997

-----------------------------------------------------------------------------

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

                                                           $         $
     Notes receivable, net of allowance
       for doubtful accounts of Nil (1997 - nil)       1,037,025   1,627,242
     Less current portion                               (217,205)   (188,714)
                                                       ---------------------

                                                         819,820   1,438,528
                                                       ---------------------
                                                       ---------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

                                                            1998      1997

-----------------------------------------------------------------------------

4.   INVESTMENT IN PUBLIC COMPANY

     During the year, the Company sold the U.S. area rights for consideration of 2,800,000 class "A" convertible preference shares in EMC Group Inc., a U.S. public company incorporated in the State of Florida via a management buy out by former employees of the company. The investment has been recorded at the cost of equipment and franchise rights transferred to EMC Group Inc. The preference shares are convertible to common stock for the equivalent of US$2,800,000 based on average market value of the common stock for the 60 days prior to the date of conversion, subject to approval of the board of directors of EMC Group Inc. EMC Group Inc. will only permit the conversion of preferred shares to common shares of EMC Group Inc. as long as the conversion does not exceed 10% of the total number of outstanding common shares of EMC Group Inc. The market value of the shares is not readily determinable as the common shares are not significantly traded on the NASD bulletin board, the liquidity of the shares is limited.


5.   CAPITAL ASSETS

                                                                 ACCUMULATED
                                                      COST       AMORTIZATION     ---- NET BOOK VALUE ----

                                                       $              $               $             $
     Land                                            625,000           -           625,000           -
     Building                                        457,885           -           457,885           -
     Furniture, fixtures and equipment               683,900        632,552         51,348        120,817
     Reference books                                  25,966         25,966           -             2,425
     Corporate owned stores
       reacquired from franchisees                   735,757         23,551        712,206        303,264
     Corporate owned store
      equipment reacquired from
      former franchisees                             261,302         87,208        174,094        226,354
                                                   ------------------------------------------------------

                                                   2,789,810        769,277      2,020,533        652,860
                                                   ------------------------------------------------------
                                                   ------------------------------------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

                                                            1998      1997

-----------------------------------------------------------------------------

6.   ADVERTISING COMMITMENT

     The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an asset/liability for future advertising and promotion.

7.   FRANCHISE RIGHTS

                                                            $              $
     Franchise rights                                  13,284,863     14,175,609
     Accumulated amortization                          (4,712,148)    (4,609,610)
                                                      --------------------------
                                                        8,572,715      9,565,999
                                                      --------------------------
                                                      --------------------------

     The Company obtained an independent appraisal dated December 14, 1998 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in excess of $8,500,000 as at June 30, 1998.

8.   LONG - TERM DEBT

                                                             $              $
     3193853 Canada Inc.
       Term loan, repayable in 102 monthly instalments
       of $10,000 plus interest at 6% per annum, due
       June 1, 2008, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                1,025,000     608,000
       (see note (a) below)
     Royal Bank of Canada
       Subordinated debenture bearing interest at 8%
       per annum, payable in 60 monthly instalments, due
       June 30, 2001, secured by a general security
       agreement, general assignment of book debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                1,129,562   1,129,562
                                                          ----------------------
       (see note(a) below)

     Carried forward                                       2,154,562     1,737,562


                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

                                                            1998      1997

-----------------------------------------------------------------------------

8.   LONG-TERM DEBT (CONT'D)

                                                               $                 $
     Brought forward                                        2,154,562         1,737,562

     Business Development Bank of Canada
       Term loan, repayable in 50 monthly instalments
       of $2,000 plus interest at prime plus 4%, due
       June 23, 2000, secured by a general security
       agreement, general assignment of books debts
       and franchise rights, pledge of all the shares in
       subsidiary and associated companies.                    48,000            72,000
     La Caisse Populaire St. Charles Ltee
        Mortgage, bearing interest at 5.9% per annum
        payable in 105 monthly installments of $4,884
        on interest and principal, secured by land and
         building at 418 Preston Street in Ottawa, Ontario    398,149                 -
     Other long-term debt
       Non-interest bearing, with various terms of
       repayment ending in 2004                               481,909           329,161
                                                           ----------------------------

                                                            3,082,620         2,138,723
     Less current portion                                    (644,547)         (435,649)
                                                           ----------------------------

                                                            2,438,073         1,703,074
                                                           ----------------------------
                                                           ----------------------------

     (a) As of December 1998, 3193853 Canada Inc. and Royal Bank Capital Corporation have waived the defaults on the non-payment of all principal and interest pursuant to the loan agreements. As it is management's belief that the lenders will not demand payment within the coming year, it has consequently presented the debt as long term in the financial statements.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

 8.  LONG-TERM DEBT (CONT'D)

Interest expense for the year related to long-term debt was $111,167 (1997 - $156,716) which includes a provision for interest on the Royal Bank Capital Corporation loan, but not on 3193853 Canada Inc. which has permanently waived the payments for the 1998 fiscal year.

The minimum future principal repayments required over the next five years are as follows:

                            $
     1999                644,547
     2000                456,514
     2001                526,490
     2002                330,221
     2003                319,265
     Subsequent          805,583
                       ---------
                       3,082,620
                       ---------
                       ---------

9.   COMMITMENTS AND CONTINGENCIES

     (a) The Company is a defendant in several actions arising in the normal course of business. The Company has made offers to settle some of the claims but to date they have not been accepted. Judgements issued against the Company on some of the claims in the amount of $504,571 are all under appeal.

          Management is of the opinion that, as the outcome of the claims, counterclaims or appeals is not determinable at this time, no provision for any potential losses should be included in these financial statements.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES (CONT'D)

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

                                             $
          Year ending June 30
                    1999                2,727,550
                    2000                2,503,426
                    2001                2,045,075
                    2002                1,464,328
                    2003                1,049,059
                    Later Years         1,900,007
                                       ----------
          Total minimum payments*      11,689,445
                                       ----------
                                       ----------

     * Minimum payments have not been reduced by minimum sublease rentals for $10,968,230 due in future under noncancellable sublease.

                                                     YEAR ENDING JUNE 30,
                                                     1999            1998

                                                       $              $
          Minimum rentals                         2,727,550      2,923,180
          Less: Sublease rentals                 (2,578,854)    (2,674,484)
                                                 -------------------------
                                                    148,696        248,696
                                                 -------------------------
                                                 -------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES (CONT'D)

     (c) The Company has been assessed interest and penalties on provincial capital taxes amounting to $40,000 which the company is currently appealing under the tax fairness provisions of the Income Tax Act.
          The assessments have not been reflected in the financial statements as management feels that they will be reversed.

10.  CAPITAL STOCK

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

     CONVERSION PRIVILEGES - DECEMBER 31, 1996

     In the event that dividends on the Preferred Series A shares fall five quarters in arrears or the shares are not redeemed by December 31, 1996, then the conversion price will be adjusted so that the preferred shares will be convertible into common shares of the Company at a price equal to the lower of the weighted average trading price of the Company's shares for the previous 30 trading days using the average exchange rate for the period and U.S.$0.30 per share. As of June 30, 1998 the preferred shareholder, The Royal Bank of Canada did not exercise the option.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 8) for which the related interest expense was $104,012
          (1997 - $96,075).

          Undeclared dividends for July 1, 1994 to June 30, 1998 on the preferred shares owned by the Royal Bank are $821,211.

     (b) The Company leased its office premises at an annual cost of approximately $100,000 from a company which is wholly owned by the family of the Chief Executive Officer of the Company. The family owns approximately 32.6% of the common stock of the Company.

     (c) The Company has purchased the above office premises, land and building at 418 Preston Street, Ottawa from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company. The payment of the purchase price of $1,082,885 - fair market value determined pursuant to an independent review by Royal LePage - was satisfied by the assumption of a mortgage and loans of $665,885 and the balance of $417,000 by way of increase in the term loan due to 3103853 Canada Inc. (note 8).

     (d) During fiscal 1996, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. whose President is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $nil (1997 - $47,574).

     (e) Accounts payable includes $33,115 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

                                                          1998        1997
-----------------------------------------------------------------------------

12.  INCOME TAXES

     No provision has been made for income taxes as the consolidated group of companies have non capital losses carried forward of approximately $100,000 available to offset taxable income. These losses will expire as follows:

                                           $
                    2000                 50,000
                    2001                 50,000
                                        -------
                                        100,000
                                        -------
                                        -------

13.  EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share                             0.01        0.00
                                                            -----------------------
     Weighted average number of common shares outstanding    19,024,598  19,024,598
                                                            -----------------------
                                                            -----------------------

     The calculation of fully diluted earnings per common share assumes that, if a dilutive effect is produced, all convertible securities have been converted, all shares to be issued under contractual commitments have been issued and all outstanding options have been exercised at the later of the beginning of the fiscal period and the option issue date. If all conversions (see note10) had occurred, the Company would have had to increase its maximum authorized common shares. Fully diluted earnings per share are not presented as they are anti-dilutive.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997
                                 ( CANADIAN DOLLARS)

-----------------------------------------------------------------------------

14.  FINANCIAL INSTRUMENTS

     FAIR VALUE

     The carrying amounts of accounts receivable, short-term notes receivable and accounts payable and accrued liabilities approximates their fair value because of the short-term maturities of these items.

     The carrying amount of the long-term notes receivable, long-term subordinated debenture and term loans approximates their fair value because the interest rates approximate market rates.

     The fair values of the other long-term debt due to non-arm's length parties are not determinable, as these amounts are interest-free and due on demand, and, accordingly, cannot be ascertained with reference to similar debt with arm's length parties.

15.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspect of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

16.  COMPARATIVE FIGURES

     Certain of prior year's figures have been reclassified to conform with the current year's presentation.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------------

      -   No Disagreements or changes.

                                       PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of the Company's Directors and Officers. The Directors of the Company are elected annually by the shareholders and the Officers are appointed annually by the Board of Directors. The Company intends to expand the Board to five Directors.

NAME                AGE                 POSITION
Paul J. Gibson      43                  President, C.E.O. and Director
John A. Deknatel    51                  Chief Operating Officer and Director
Peter-Mark Bennett  41                  Director
Francois Turcot     38                  Director of Finance

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

FRANCOIS TURCOT

Mr. Turcot has been Comptroller of The Company since May 1991 and has been promoted to Director of Finance in August 1996. Prior to joining The Company, Mr. Turcot held the position of Comptroller with a Transport Company in Hull, Quebec. From October 1986 to November 1989, Mr. Turcot was Comptroller at the Ramada Hotel in Hull, Quebec.

ITEM 11  EXECUTIVE COMPENSATION

Set forth in the table below, is the cash compensation paid to the C.E.O. of The Company and the total to all Executive Officers as a group:

                                                U.S. ($)
                       CAPACITIES IN            CASH
Name of Individual     WHICH SERVED             COMPENSATION
------------------     -------------------------------------
Paul J. Gibson         Chairman and Chief
                       Executive Officer        $78,000.

Executive officers
as a group (3 people)                          $182,000.

-    There are no options or warrants granted to the present officers.

EMPLOYMENT AGREEMENT

On February 14, 1997 by way of a resolution of the Board of Directors severances for the three officers of The Company were amended to reflect the years of service, specifically 2 months of base compensation for every year of service. Once a Senior Officer reached 5 years of consecutive service, they are entitled to a minimum of 2 years compensation.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth as of the date of October 31, 1998, the number and percentage owned of record and beneficially, by each Officer and Director of The Company and by any other person owning 5% or more of the outstanding shares.


                                                 PRINCIPAL SHAREHOLDERS & OFFICERS
                                                     Effective October 31, 1998
                                                     --------------------------
                                                      # Shares of          %
                                                     Common stock       Ownership
                                                      Registered
                                                   --------------------------------

Paul Gibson Intrust                     (1)              960,049.          5.05%
418 Preston Street
Ottawa, Ontario(K1S 4N2)

John Deknatel                                            131,121.           .69%
418 Preston Street
Ottawa, Ontario(K1S 4N2)

Access Investment Group Ltd.            (2)            5,060,285.         26.60%
Sassoon House
Nassau, Bahamas

Francois Turcot                                           36,458.           .19%
418 Preston Street
Ottawa, Ontario(K1S 4N2)
                                                      --------------------------
Officers & Directors as a group                        6,187,913.         32.53%
                                                      --------------------------
                                                      --------------------------

OWNERS IN EXCESS OF 5%

Royal Bank / RBCC                       (3)            7,207,760.         37.89%
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

                                                                                 SHARES
                                                                             ------------
     Current Holdings RBCC/Royal Bank                                          7,207,760.

     POTENTIAL CONVERSION OF PREFERRED SHARES
     AND DIVIDEND.

     Preferred Shares                            $ 3,732,779 @ $0.03         124,425,967.

     Dividend to June 30, 1998                   $   821,211 @ $0.03          27,373,700.
                                                                             -----------

     Fully diluted ownership of RBCC/Royal Bank                    (1)       159,007,427.
                                                                             -----------
                                                                             -----------

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

     CONVERSION PRIVILEGES - DECEMBER 31, 1996
     In the event the dividends fall five quarters into arrears or the shares are not redeemed by December 31, 1996, then the conversion price will be adjusted so that the preferred shares will be convertible into common shares of The Company at a price equal to the lower of the weighted average trading price for of The Company for the previous 30 trading days using the average exchange rate for the period and US$0.30 per share. As of June 30, 1998 the preferred shareholder, The Royal Bank of Canada did not exercise the option.

     RELATED PARTY TRANSACTIONS
     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the issued stock. The Royal Bank Capital Corporation holds a subordinated debenture for which the related interest expense was $104,012 ($96,075).

          Undeclared dividends for July 1, 1994 to June 30, 1998 on the preferred shares owned by the Royal Bank are $821,211.

     (b) The Company leased its office premises at an annual cost of approximately $100,000 from a company which is wholly owned by the family of the Chief Executive Officer of the Company. The family owns approximately 32.6% of the common stock of the Company.

     (c) The Company has purchased the above office premises, land and building at 418 Preston Street, Ottawa from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company. The payment of the purchase price of $1,082,885 - fair market value determined pursuant to an independent review by Royal LePage - was satisfied by the assumption of a mortgage and loans of $665,885 and the balance of $417,000 by way of increase in the term loan due to 3193853 Canada Inc.

     (d) During fiscal 1996, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. whose President is a family member of the Chief Executive Officer of the Company.

     (e) Accounts payable includes an amount of $33,115 owed to 764719 Ontario Inc., whose owner is a family member of the Chief Executive Officer of the Company.

                                       PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

INDEX
-----
-    Computation of Earnings Per Share -
               U.S. GAAP  - Treasury Share Method                Page 44

-    Computation of Earnings Per Share -
               Treasury Share Method                             Page 45

-    Auditors' Report on Financial Statement Schedules           Page 46

COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD

                                                              FOR THE QUARTER  ENDED                      FOR THE FISCAL YEAR ENDED
                                                              ----------------------                      -------------------------
                                                   SEPTEMBER       DECEMBER          MARCH       JUNE         JUNE        JUNE
                                                -----------------------------------------------------------------------------------
                                                      1997           1997            1998        1998         1998        1997
PRIMARY EARNINGS PER SHARE - U.S. GAAP

Net earnings                                       $ 22,359.      $ 54,836.      $ 53,143.    $ 75,195.    $ 205,533    $ 149,990.
Cumulative dividends                               (667,233.)      (51,326.)      (51,326.)    (51,326.)   (821,211.)    (615,908.)
                                                ----------------------------------------------------------------------------------
Net earnings after cumulative dividends           ($644,874.)      $ 3,510.      $  1,817.    $ 23,869.    ($615,678). ($ 465,918.)
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------

Common Shares outstanding at the
  beginning of the period                        19,024,598.    19,024,598.    19,024,598.  19,024,598.  19,024,598.   19,024,598.
Weighted average number of Common
  Shares issued during the period                         0.             0.             0.           0.           0.            0.
                                                ----------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of the period    19,024,598.    19,024,598.    19,024,598.  19,024,598.  19,024,598.   19,024,598.
                                                ----------------------------------------------------------------------------------
Treasury Common Shares assumed purchased
  from proceeds of issue                                  0.             0.             0.           0.           0.            0.

BASIC EARNINGS PER SHARE                            ($0.0339)      $0.00002        $0.0001      $0.0013     ($0.0324)     ($0.0245)
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE - U.S. GAAP

Net earnings as reported
     Less: Cumulative dividends                  ($ 644,874.)      $ 3,510.        $1,817.     $23,869.   ($615,678.)   ($465,918.)
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------

Weighted average number of Common
     Shares outstanding at the
      end of the period                          19,024,598.    19,024,598.    19,024,598.  19,024,598.  19,024,598.   19,024,598.
Weighted average Common Stock
     equivalent based on conversion of
     Warrants and Stock Options                  14,308,735.    14,308,735.    14,308,735.  14,308,735.  14,308,735.   14,308,735.
                                                ----------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of the period    33,333,333.    33,333,333.    33,333,333.  33,333,333.  33,333,333.   33,333,333.
                                                ----------------------------------------------------------------------------------

Fully diluted earnings per share                    ($0.0193)       $0.0001        $0.0001      $0.0007     ($0.0185)     ($0.0140)
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------

COMPUTATION OF EARNINGS PER SHARE - TREASURY SHARE METHOD

                                                                FOR THE QUARTER ENDED                    FOR THE FISCAL YEAR ENDED
                                                                ---------------------                    -------------------------

                                                   SEPTEMBER       DECEMBER        MARCH        JUNE         JUNE          JUNE
                                                -----------------------------------------------------------------------------------
                                                      1997           1997          1998         1998         1998          1997
BASIC EARNINGS PER SHARE

Net earnings                                       $ 22,359.      $ 54,836.       $53,143.    $ 75,195.    $205,533.    $ 149,990.
Cumulative dividends                               (667,233.)      (51,326.)      (51,326.)    (51,326.)   (821,211.)    (615,908.)
                                                 ---------------------------------------------------------------------------------
Net earnings after cumulative dividends           ($644,874.)       $3,510.      $  1,817.    $ 23,869.   ($615,678.)   ($465,918.)
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------

Common Shares outstanding at the
  beginning of the period                        19,024,598.    19,024,598.    19,024,598.  19,024,598.  19,024,598.   19,024,598.
Weighted average number of Common
  Shares issued(cancelled)during the period               0.             0.             0.           0.           0.            0.
                                                 ---------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of the period    19,024,598.    19,024,598.    19,024,598.  19,024,598.  19,024,598.   19,024,598.
                                                 ---------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                            ($0.0339)       $0.0002        $0.0001      $0.0013     ($0.0324)     ($0.0245)
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE

Net earnings before imputed earnings
     Less: Cumulative dividends                  ($ 644,874.)      $ 3,510.      $  1,817.    $ 23,869.   ($ 615,678).  ($465,918.)
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------

Weighted average number of Common
  Shares outstanding at the end of the period    19,024,598.    19,024,598.    19,024,598.  19,024,598.  19,024,598.   19,024,598.

  equivalents based on conversion of
  Warrants and Stock Options.                    14,308,735.    14,308,735.    14,308,735.  14,308,735.  14,308,735.   14,308,735.
                                                 ---------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of the period    33,333,333.    33,333,333.    33,333,333.  33,333,333.  33,333,333.   33,333,333.
                                                 ---------------------------------------------------------------------------------

Fully diluted earnings per share                    ($0.0193)       $0.0001        $0.0001      $0.0007    ( $0.0185)     ($0.0140)
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------

                  AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


TO THE BOARD OF DIRECTORS OF
TREATS INTERNATIONAL ENTERPRISES INC.


We have audited the consolidated balance sheet of Treats International Enterprises Inc. as at June 30, 1998, 1997 and the consolidated statements of income and deficit, cash flow and stockholders' equity for the years the year ended June 30, 1998, 1997 and 1996 and have issued our report thereon dated November 12, 1998; such consolidated financial statements and our report thereon are included elsewhere herein. Our examinations also comprehended the financial statement schedules of Treats International Enterprises Inc. listed in item 14 in its Report on Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.





                             Horwath Orenstein

                           Chartered Accountants


November 12, 1998

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TREATS INTERNATIONAL ENTERPRISES, INC.


February 19, 1999                          By:      \S\
                                              --------------------------------
                                                                PAUL J. GIBSON
                                                         Chairman of the Board
                                           President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 19, 1999                          By:      \S\
                                              --------------------------------
                                                                 JOHN DEKNATEL
                                                       Chief Operating Officer





February 19, 1999                          By:      \S\
                                              --------------------------------
                                                               FRANCOIS TURCOT
                                                           Director of Finance