Form 10-Q
period 1998-09-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 1999-02-26
CIK 842906

                                   [LOGO]

                 TREATS INTERNATIONAL ENTERPRISES, INC.

                                 FORM 10-Q

                       COMMISSION FILE NO: 0-21418

            (For The Three Months Ended September 30, 1998)

                                 Form 10-Q

                     SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                            Commission File No:
September 30,1998                                      0-21418

                  TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                              I.R.S. Employer No:
   DELAWARE                                              13-3495199

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

                  TREATS INTERNATIONAL ENTERPRISES, INC.


                                   10-Q

                   Three months ended September 30, 1998


                                   INDEX

                                                                PAGE
                                                                ----
PART 1    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, September 30, 1998                      1

          Statement of Income - September 30, 1998               2

          Statement of Cash Flows, September 30, 1998            3

          Statement of Stockholder's Equity                      4

          Notes to Financial Statements                          5 to 17

ITEM 2    Management's Discussion and Analysis
          of the Statement of Income                             18 to 20

PART 11   Other Information - Items 1 to 6                       21

          Signatures                                             22


                          TREATS INTERNATIONAL ENTERPRISES, INC.
                                CONSOLIDATED BALANCE SHEET
                                    (CANADIAN DOLLARS)

                                                                    SEPTEMBER 30       JUNE 30       SEPTEMBER     JUNE 30
                                                     NOTE                1998            1998          1997          1997
                                                                     (UNAUDITED)      (AUDITED)     (UNAUDITED)    (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                           $              $              $              $
                                             ASSETS
CURRENT ASSETS
Cash                                                                          0.        45,874.            0.             0.
Accounts Receivable                                                     418,226.       193,718.      405,324.       254,852.
Prepaid Expenses                                                        167,089.       144,606.      110,161.       152,705.
Construction work in process                                            406,529.        33,476.      111,156.        22,074.
Current portion of notes receivable                                     172,945.       217,205.      272,225.       188,714.
                                                        --------------------------------------------------------------------
                                                                      1,164,789.       634,879.      898,866.       618,345.
STORES HELD FOR RESALE                                                        0.             0.      167,993.       149,924.
NOTES RECEIVABLE                                        3               846,163.       819,820.    1,361,943.     1,438,528.
CAPITAL ASSETS                                          4             1,949,090.     2,020,533.      618,941.       652,860.
ADVERTISING COMMITMENT                                  5               119,970.        94,576.            0.             0.
DEFERRED COSTS                                                          236,401.       268,566.      422,362.       462,715.
INVESTMENT IN PUBLIC COMPANY                                          1,617,912.     1,617,912.                           0.
FRANCHISE RIGHTS                                        6             8,406,654.     8,572,715.    9,388,806.     9,565,999.
                                                        --------------------------------------------------------------------
                                                                     14,340,980.    14,029,001.   12,858,911.    12,888,371.
                                                        --------------------------------------------------------------------
                                                        --------------------------------------------------------------------
                                             LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                        46,330.             0.      150,000.       102,232.
Accounts payable and accrued liabilities                              1,210,828.       953,620.      774,189.       863,778.
Current portion of long-term debt                                       719,604.       644,547.      503,000.       435,649.
                                                        --------------------------------------------------------------------
                                                                      1,976,762.     1,598,167.    1,427,189.     1,401,659.
                                                        --------------------------------------------------------------------

LONG-TERM DEBT                                                        2,338,647.     2,438,073.    1,622,517.     1,703,074.
LEASE SECURITY DEPOSITS                                 7               246,783.       238,381.      237,999.       234,791.
                                                        --------------------------------------------------------------------
                                                                      4,562,192.     4,274,621.    3,287,705.     3,339,524.
                                                        --------------------------------------------------------------------

CONTINGENCIES                                           9
                                             STOCKHOLDERS EQUITY
CAPITAL STOCK                                          10
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.04 per share, redeemable at option
of company at US $1.00 per share par value US $.50                    3,732,779.     3,732,779.    3,732,779.     3,732,779.
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 20,741,942 common shares                                        19,025.        19,025.       19,025.        19,025.
Additional paid - in capital                                         10,757,739.    10,757,739.   10,757,739.     10,757,739.
                                                        --------------------------------------------------------------------
                                                                     14,509,543.    14,509,543.   14,509,543.     14,509,543.
                                                        --------------------------------------------------------------------
Deficit                                                              (4,730,755.)   (4,755,163.)  (4,938,337.)    (4,960,696.)
                                                        --------------------------------------------------------------------
                                                                      9,778,788.     9,754,380.    9,571,206.      9,548,847.
                                                        --------------------------------------------------------------------
                                                                     14,340,980.    14,029,001.   12,858,911.     12,888,371.
                                                        --------------------------------------------------------------------
                                                        --------------------------------------------------------------------

                      TREATS INTERNATIONAL ENTERPRISES, INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                 (CANADIAN DOLLARS)

                                                             FOR THE FISCAL QUARTER ENDED       FOR THE FISCAL QUARTER ENDED
                                                             SEPTEMBER 30     SEPTEMBER 30      SEPTEMBER 30     SEPTEMBER 30
                                               NOTE              1998              1997            1998               1997
                                                              (UNAUDITED)       (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                  $                 $                 $                 $
REVENUES

Royalties                                                      455,890.          444,173.         455,890.          444,173.
Sales of managed franchise stores                              177,313.          140,075.         177,313.          140,075.
Supplier Incentives, Commissions & Other                       254,401.          251,416.         254,401.          251,416.
Franchising                                                     84,000.          130,498.          84,000.          130,498.
Proprietary products                                            91,531.          102,254.          91,531.          102,254.
Construction revenues                                          294,875.          325,127.         294,875.          325,127.
                                                      ----------------------------------------------------------------------

                                                             1,358,010.        1,393,543.       1,358,010.        1,393,543.
                                                      ----------------------------------------------------------------------

COST AND EXPENSES

Regional operations and franchising                            199,887.          198,387.         199,887.          198,387.
Head office and administration                                 234,256.          320,091.         234,256.          320,091.
Managed franchise stores                                       211,391.          134,931.         211,391.          134,931.
Proprietary products                                            80,015.           90,623.          80,015.           90,623.
Construction expenses                                          294,875.          325,074.         294,875.          325,074.
Interest expense                                                55,682.           39,432.          55,682.           39,432.
Depreciation and Amortization                                  257,496.          262,646.         257,496.          262,646.
                                                      ----------------------------------------------------------------------

                                                             1,333,602         1,371,184.       1,333,602.        1,371,184.
                                                      ----------------------------------------------------------------------

NET INCOME FOR THE PERIOD                                       24,408.           22,359.          24,408.           22,359.
                                                      ----------------------------------------------------------------------
                                                      ----------------------------------------------------------------------

Earnings per share                             12                 0.00              0.00             0.00              0.00
                                                      ----------------------------------------------------------------------
                                                      ----------------------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                           (CANADIAN DOLLARS)

                                                                FOR THE FISCAL QUARTER ENDED       FOR THE FISCAL QUARTER ENDED
                                                              SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30   SEPTEMBER 30
                                                                  1998               1997               1998           1997
                                                               (UNAUDITED)       (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                   $                   $                 $              $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                   24,408.               22,359.          24,408.       22,359.
ITEMS NOT AFFECTING CASH
   Depreciation & Amortization                                 257,496.              262,646.         257,496.      262,646.
Changes in non-cash operating working capital items           (348,847.)            (288,940.)       (348,847.)    (288,940.)
                                                           -----------------------------------------------------------------
                                                               (66,943.)              (3,935.)        (66,943.)      (3,935.)
                                                           -----------------------------------------------------------------

FINANCING
Bank Indebtedness                                               46,330.               47,768.          46,330.       47,768.
Repayment of Long-term debt                                    (24,369.)             (13,206.)        (24,369.)     (13,206.)
                                                           -----------------------------------------------------------------
                                                                21,961.               34,562.          21,961.       34,562.
                                                           -----------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                    17,917.               (6,926.)         17,917.       (6,926.)
Purchase of capital & other assets                              (1,816.)              (8,840.)         (1,816.)      (8,840.)
Advertising commitment                                         (25,394.)                   0.         (25,394.)           0.
Security deposits                                                8,402.                3,208.           8,402.        3,208.
Managed franchise stores held for resale                             0.              (18,069.)              0.      (18,069.)
                                                           -----------------------------------------------------------------

                                                                  (892.)             (30,627.)           (892.)     (30,627.)

NET GENERATED CASH (OUTFLOW)                                   (45,874.)                   0.         (45,874.)           0.

CASH POSITION, BEGINNING OF PERIOD                              45,874.                    0.          45,874.            0.
                                                           -----------------------------------------------------------------

CASH POSITION, END OF PERIOD                                         0.                    0.               0.            0.
                                                           -----------------------------------------------------------------
                                                           -----------------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 YEAR ENDED JUNE 30, 1998, 1997 AND 1996

                                             REDEEMABLE, CONVERTIBLE
                                             ---PREFERRED SHARES---         ---COMMON SHARES---
                                            SHARES           AMOUNT        SHARES         AMOUNT          DEFICIT        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                                                $                            $                             $
Balance, June 30, 1995                     5,409,825        3,732,779    20,741,942     10,575,770      (5,116,932)    9,191,617

Common shares issued                             -                -         350,000            350             -             350
Cancellation of common shares                    -                -      (2,067,344)        (2,067)            -          (2,067)
Share issue costs                                -                -             -          (29,289)            -         (29,289)
Redemption of non-controlling
  interest in subsidiary                         -                -             -          232,000             -         232,000
Net income for the year                          -                -             -              -             6,246         6,246

Balance, June 30, 1996                     5,409,825        3,732,779    19,024,598     10,776,764      (5,110,686)    9,398,857

Net income for the year                          -                -             -              -           149,990       149,990
                                          --------------------------------------------------------------------------------------

Balance, June 30, 1997                     5,409,825        3,732,779    19,024,598     10,776,764      (4,960,696)    9,548,847

Net income for the year                          -                -             -              -           205,533       205,533
                                          --------------------------------------------------------------------------------------

Balance June 30, 1998                      5,409,825        3,732,779    19,024,598     10,776,764      (4,755,163)    9,754,380
                                          --------------------------------------------------------------------------------------

Net income for the period                        -                -             -              -            24,408        24,408
                                          --------------------------------------------------------------------------------------

Balance September 30, 1998                 5,409,825        3,732,779    19,024,598     10,776,764      (4,730,755)    9,778,788
                                          --------------------------------------------------------------------------------------
                                          --------------------------------------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

                                                                        June
                                                           1998         1998
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

                                                        $              $
    Notes receivable, net of allowance
    for doubtful accounts of Nil (1998 - nil)       1,019,108      1,037,025
    Less current portion                             (172,945)      (217,205)
                                                   -------------------------

                                                      846,163        819,820
                                                   -------------------------
                                                   -------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

                                                                                         June
                                                                         1998            1998
----------------------------------------------------------------------------------------------


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

5.  CAPITAL ASSETS

                                                     ACCUMULATED
                                          COST       AMORTIZATION    ---- NET BOOK VALUE ----

                                           $              $               $              $
    Land                                625,000             -          625,000         625,000
    Building                            457,885           5,723        452,162         457,885
    Furniture, fixtures and equipment   685,647         650,234         35,413          51,348
    Reference books                      25,966          25,966            -               -
    Corporate owned stores
      reacquired from franchisees       735,757          60,339         675,418        712,206
    Corporate owned store
     equipment reacquired from
     former franchisees                 261,302         100,273         161,029        174,094
                                     ---------------------------------------------------------

                                      2,791,557         842,535       1,949,022      2,020,533
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

                                                                                 June
                                                                    1998         1998
--------------------------------------------------------------------------------------


6.  ADVERTISING COMMITMENT

    The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an asset/liability for future advertising and promotion.

7.  FRANCHISE RIGHTS

                                             $              $
    Franchise rights                    13,284,863      13,284,863
    Accumulated amortization            (4,878,209)     (4,712,148)
                                         8,406,654       8,572,715

    The Company obtained an independent appraisal dated December 14, 1998 from Scott, Rankin, Gordon & Gardiner, Chartered
    Accountants, substantiating a valuation of franchise rights in excess of $8,500,000 as at June 30, 1998.

8.  LONG - TERM DEBT

                                                                   $             $
    3193853 Canada Inc.
      Term loan, repayable in 102 monthly instalments
      of $10,000 plus interest at 6% per annum, due
      June 1,  2008, secured by a general security
      agreement, general assignment of book debts
      and franchise rights, pledge of all the shares in
      subsidiary and associated companies.                       1,025,000    1,025,000
      (see note (a) below)
    Royal Bank of Canada
      Subordinated debenture bearing interest at 8%
      per annum, payable in 60 monthly instalments, due
      June 30, 2001, secured by a general security
      agreement, general assignment of book debts
      and franchise rights, pledge of all the shares in
      subsidiary and associated companies.                       1,129,562    1,129,562
      (see note(a) below)
                                                               ------------------------
    Carried forward                                              2,154,562    2,154,562

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

                                                                                 June
                                                                   1998          1998
---------------------------------------------------------------------------------------

8.   LONG-TERM DEBT (CONT'D)

                                                                   $             $
    Brought forward                                             2,154,562     2,154,562

    Business Development Bank of Canada
      Term loan, repayable in 50 monthly instalments
      of $2,000 plus interest at prime plus 4%, due
      June 23, 2000, secured by a general security
      agreement, general assignment of books debts
      and franchise rights, pledge of all the shares in
      subsidiary and associated companies.                         42,000        48,000
    La Caisse Populaire St. Charles Ltee
       Mortgage, bearing interest at 5.9% per annum
       payable in 105 monthly installments of $4,884
       on interest and principal, secured by land and
        building at 418 Preston Street in Ottawa, Ontario         388,335       398,149
    Other long-term debt
      Non-interest bearing, with various terms of
      repayment ending in 2004                                    473,354       481,909
                                                               ------------------------

                                                                3,058,251     3,082,620
    Less current portion                                         (719,604)     (644,547)
                                                               ------------------------

                                                                2,338,647     2,438,073
                                                               ------------------------
                                                               ------------------------

    (a) As of December 1998, 3193853 Canada Inc. and Royal Bank Capital Corporation have waived the defaults on the non-payment of all principal and interest pursuant to the loan agreements. As it is management's belief that the lenders will not demand payment within the coming year, it has consequently presented the debt as long term in the financial statements.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

-----------------------------------------------------------------------------
8. LONG-TERM DEBT (CONT'D)

Interest expense for the year related to long-term debt was $55,682 (1997 - $39,432).

The minimum future principal repayments required over the next five years are as follows:

                         $
    1999                  644,604
    2000                  450,514
    2001                  526,490
    2002                  330,221
    2003                  319,265
    Subsequent            787,157
                        ---------
                        3,058,251
                        ---------
                        ---------

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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

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

                                                $
         Year ending June 30
                           1999              2,727,550
                           2000              2,503,426
                           2001              2,045,075
                           2002              1,464,328
                           2003              1,049,059
                           Later Years       1,900,007
                                            ----------
         Total minimum payments*            11,689,445
                                            ----------
                                            ----------

    * Minimum payments have not been reduced by minimum sublease rentals for $10,968,230 due in future under noncancellable sublease.

                                                        YEAR ENDING JUNE 30,
                                                       1999               1998

                                                       $                   $
          Minimum rentals                           2,727,550          2,923,180
          Less: Sublease rentals                   (2,578,854)        (2,674,484)
                                                  ------------------------------
                                                      148,696            248,696
                                                  ------------------------------
                                                  ------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

-----------------------------------------------------------------------------
11. RELATED PARTY TRANSACTIONS

    (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 8) for which the related interest expense was $27,321
          (1997 - $25,233).

          Undeclared dividends for July 1, 1994 to June 30, 1998 on the preferred shares owned by the Royal Bank are $872,537.

    (b) The Company has purchased the office premises, land and building at 418 Preston Street, Ottawa from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company. The family owns approximately 32.6% of the common stock of the Company. The payment of the purchase price of $1,082,885 - fair market value determined pursuant to an independent review by Royal LePage - was satisfied by the assumption of a mortgage and loans of $665,885 and the balance of $417,000 by way of increase in the term loan due to 3103853 Canada Inc. (note 8).

    (c) During fiscal 1996, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. whose President is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $16,738 (1997 - $nil).

    (d) Accounts payable includes $33,115 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

                                                                               JUNE
                                                                  1998         1998
--------------------------------------------------------------------------------------


12. INCOME TAXES

    No provision has been made for income taxes as the consolidated group of companies have non capital losses carried forward of approximately $100,000 available to offset taxable income. These losses will expire as follows:

                                              $
                   2000                     50,000
                   2001                     50,000
                                           -------

                                           100,000
                                           -------
                                           -------

13.  EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share                               0.00         0.01
                                                               -----------------------

     Weighted average number of common shares outstanding      19,024,598   19,024,598
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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)


PART 1
Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
     The system-wide retail sales for the three months ended September 30, 1998 were $5,560,000 compared to $5,894,000 a decrease of
     $334,000 or 5.7% for the same three month period last year. The sales decline can be attributed to the Company's decision to close down 7 locations during the past twelve months. The units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATION
     The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                                 Quarter ended September
                                                                       1997      1996
                                                                 -----------------------
          Net Sales  . . . . . . . . . . . . . . . . . . . . . . . . .  100.0%    100.0%
          Royalties. . . . . . . . . . . . . . . . . . . . . . . . . .   33.6      31.9
          Franchising. . . . . . . . . . . . . . . . . . . . . . . . .    6.2       9.4
          Supplier Incentives, commissions & other . . . . . . . . . .   18.7      18.0
          Proprietary products . . . . . . . . . . . . . . . . . . . .    6.7       7.3
          Sales of managed franchises stores . . . . . . . . . . . . .   13.1      10.1
          Construction revenues. . . . . . . . . . . . . . . . . . . .   21.7      23.3
          Regional operations and franchising. . . . . . . . . . . . .  (14.7)    (14.2)
          Head office and administration . . . . . . . . . . . . . . .  (17.2)    (23.0)
          Proprietary products . . . . . . . . . . . . . . . . . . . .   (5.9)     (6.5)
          Managed franchise stores . . . . . . . . . . . . . . . . . .  (15.6)     (9.7)
          Construction expenses. . . . . . . . . . . . . . . . . . . .  (21.7)    (23.3)
                                                                       -----------------
          EBITD. . . . . . . . . . . . . . . . . . . . . . . . . . . .   24.9%     23.3%
                                                                       -----------------
          Interest expense . . . . . . . . . . . . . . . . . . . . . .   (4.1)     (2.8)
          Depreciation and Amortization. . . . . . . . . . . . . . . .  (19.0)    (18.8)
                                                                       -----------------
          NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .    1.8%      1.6%
                                                                       -----------------
                                                                       -----------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997.

     Total revenue for the quarter ended September 30, 1998 decreased $36,000 or 2.5% to $1,358,000 from $1,392,000 for the same period last year.  The decrease in revenue resulted primarily from:

          * The sales of managed franchises stores increased by $37,000 or 26.6% to $177,000 compared to $140,000 for the same period last year.

          * Royalties increased $12,000 or 2.6% to $456,000 compared to $444,000 for the same period last year.

          * Supplier incentives increased $3,000 or 1.2% to $254,000 compared to $251,000 for the same period last year.

          * Franchising decreased $46,000 or 35.6% to 84,000 compared to $130,000 for the same period last year.

          * Proprietary products revenues decreased $11,000 or 10.5% to $92,000 from $103,000 for the same period last year.

     Expenses for the quarter ended September 30, 1998 decreased
     $38,000 or 2.7% to $1,333,000 from $1,371,000 for the same period last year.  The increase in expenses relate to the following:

          * Cost associated with managed franchised stores increased $77,000 of 56.7% to $211,000 compared to $144, 000 for the same period last year.

          * Head Office and Administration cost decreased $86,000 or 26.8% to $234,000 from $320,000 for the same period last year.

          * The cost of purchasing certain proprietary products for resale to distributors was $80,000.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997. (CONT'D)

          * Interest expense increased by $16,000 or 41.2% to $56,000 from $39,000 last year. Due to the increase in the Long Term Debt. (See Note 11b, Page 15)

          * Net income for the quarter ended September 30, 1998 was $24,000 compared to a net income of $22,000 for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $812,000 compared to a working capital deficit of $528,000 for the same period last year.


LIQUIDITY AND CASH FLOW

During the quarter the operating outflow was $67,000 compared to an outflow of $4,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

PART 11   OTHER INFORMATION

Item 1    Legal Proceedings - See notes to Financial Statements

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Securities Holders - None

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K - None

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES CONSOLIDATED FINANCIAL STATEMENTS

                         AS AT SEPTEMBER 30, 1998
                            (CANADIAN DOLLARS)

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended September 30, 1998.

The result of operation for the period ended September 30, 1998 are not necessarily indicative of the results of the entire year.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul J. Gibson                                       February 24, 1998
   ------------------------------------
Paul J. Gibson, Chief Executive Officer


By: /s/ John A. Deknatel                                     February 24, 1998
   ------------------------------------
John A. Deknatel, Chief Operating Officer


By: /s/ Francois Turcot                                      February 24, 1998
   ------------------------------------
Francois Turcot, Director of Finance