Form 10-Q
period 1998-12-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1999-03-01
CIK 842906

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                       Commission File No:
December 31,1998                                                 0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                      I.R.S. Employer No:
   DELAWARE                                                      13-3495199

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                      Three months ended December 31, 1998



                                      INDEX

                                                                        PAGE
                                                                        ----
PART 1   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, December 31, 1998                               1

         Statement of Income - December 31, 1998                        2

         Statement of Cash Flows, December 31, 1998                     3

         Statement of Stockholder's Equity                              4

         Notes to Financial Statements                                  5 to 17

ITEM 2   Management's Discussion and Analysis
         of the Statement of Income                                     18 to 20

PART 11  Other Information - Items 1 to 6                               21

         Signatures                                                     22

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                  DECEMBER 31          JUNE 30       DECEMBER 31         JUNE 30
                                                    NOTE             1998               1998            1997               1997
                                                                  (UNAUDITED)         (AUDITED)      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                       $                 $               $                  $
                                                                 ASSETS
CURRENT ASSETS
Cash                                                                       0.           45,874.               0.               0.
Accounts Receivable                                                  514,641.          193,718.         555,547.         254,852.
Prepaid Expenses                                                     103,916.          144,606.         121,271.         152,705.
Construction work in process                                         452,433.           33,476.         131,430.          22,074.
Current portion of notes receivable                                  208,455.          217,205.         182,210.         188,714.
                                                     ----------------------------------------------------------------------------
                                                                   1,279,445.          634,879.         990,458.         618,345.
STORES HELD FOR RESALE                                                     0.                0.         170,765.         149,924.
NOTES RECEIVABLE                                     3               927,920.          819,820.       1,350,639.       1,438,528.
CAPITAL ASSETS                                       4             1,876,834.        2,020,533.         576,502.         652,860.
ADVERTISING COMMITMENT                               5               142,998.           94,576.               0.               0.
DEFERRED COSTS                                                       204,235.          268,566.         382,011.         462,715.
INVESTMENT IN PUBLIC COMPANY                                       1,617,912.        1,617,912.               0.               0.
FRANCHISE RIGHTS                                     6             8,240,593.        8,572,715.       9,211,611.       9,565,999.
                                                     ----------------------------------------------------------------------------
                                                                  14,289,937.       14,029,001.      12,681,986.      12,888,371.
                                                     ----------------------------------------------------------------------------
                                                     ----------------------------------------------------------------------------
                                                              LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                    191,864.                0.          57,189.         102,232.
Accounts payable and accrued liabilities                             969,558.          953,620.         648,629.         863,778.
Current portion of long-term debt                                    807,419.          644,547.         382,200.         435,649.
                                                     ----------------------------------------------------------------------------
                                                                   1,968,841.        1,598,167.       1,088,018.       1,401,659.
                                                     ----------------------------------------------------------------------------

LONG-TERM DEBT                                                     2,228,362.        2,438,073.       1,730,466.       1,703,074.
LEASE SECURITY DEPOSITS                              7               254,606.          238,381.         237,459.         234,791.
                                                     ----------------------------------------------------------------------------
                                                                   4,451,809.        4,274,621.       3,055,943.       3,339,524.
                                                     ----------------------------------------------------------------------------

CONTINGENCIES                                        9
                                                           STOCKHOLDERS EQUITY
CAPITAL STOCK                                        10
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.04 per share, redeemable at option
of company at US $1.00 per share par value US $.50                 3,732,779.        3,732,779.       3,732,779.       3,732,779.
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 20,741,942 common shares                                     19,025.           19,025.          19,025.          19,025.
Additional paid - in capital                                      10,757,739.       10,757,739.      10,757,739.      10,757,739.
                                                     ----------------------------------------------------------------------------
                                                                  14,509,543.       14,509,543.      14,509,543.      14,509,543.
                                                     ----------------------------------------------------------------------------
Deficit                                                           (4,671,415.)      (4,755,163.)     (4,883,500.)     (4,960,696.)
                                                     ----------------------------------------------------------------------------
                                                                   9,838,128.        9,754,380.       9,626,043.       9,548,847.
                                                     ----------------------------------------------------------------------------
                                                                  14,289,937.       14,029,001.      12,681,986.      12,888,371.
                                                     ----------------------------------------------------------------------------
                                                     ----------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                                   FOR THE FISCAL QUARTER ENDED      FOR THE FISCAL QUARTER ENDED
                                                                  DECEMBER 31        DECEMBER 31     DECEMBER 31      DECEMBER 31
                                                    NOTE            1998                1997              1998            1997
                                                                  (UNAUDITED)        (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                       $                  $               $                $

REVENUES

Royalties                                                            530,862.          571,637.         986,752.       1,015,810.
Sales of managed franchise stores                                    216,818.          254,141.         394,131.         394,216.
Supplier Incentives, Commissions & Other                             170,454.          304,499.         424,855.         555,915.
Franchising                                                           23,057.              150.         107,057.         130,550.
Proprietary products                                                 145,984.          135,500.         237,515.         237,754.
Construction revenues                                                116,385.          287,788.         411,260.         612,915.
                                                     ----------------------------------------------------------------------------
                                                                   1,203,560.        1,553,715.       2,561,570.       2,947,160.
                                                     ----------------------------------------------------------------------------

COST AND EXPENSES

Regional operations and franchising                                  186,750.          284,981.         386,637.         483,270.
Head office and administration                                       250,875.          321,387.         485,131.         641,478.
Managed franchise stores                                             233,139.          248,717.         444,530.         383,648.
Proprietary products                                                 119,650.          128,551.         199,665.         219,174.
Construction expenses                                                 35,485.          212,058.         330,360.         537,132.
Interest expense                                                      60,827.           39,533.         116,509.          78,965.
Depreciation and Amortization                                        257,494.          263,652.         514,990.         526,297.
                                                     ----------------------------------------------------------------------------
                                                                   1,144,220         1,498,879.       2,477,822.       2,869,964.
                                                     ----------------------------------------------------------------------------



NET INCOME FOR THE PERIOD                                             59,340.           54,836.          83,748.          77,196.
                                                     ----------------------------------------------------------------------------
                                                     ----------------------------------------------------------------------------

Earnings per share                                   12                 0.00              0.00             0.00             0.00
                                                     ----------------------------------------------------------------------------
                                                     ----------------------------------------------------------------------------

                                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (CANADIAN DOLLARS)

                                                         FOR THE FISCAL QUARTER ENDED    FOR THE FISCAL QUARTER ENDED
                                                           DECEMBER 31   DECEMBER 31       DECEMBER 31   DECEMBER 31
                                                              1998          1997              1998           1997
                                                           (UNAUDITED)   (UNAUDITED)       (UNAUDITED)   (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                               $              $                 $             $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                 59,340.       54,836.          83,748.        77,196.
ITEMS NOT AFFECTING CASH
   Depreciation & Amortization                               257,494.      263,652.         514,990.       526,297.
Changes in non-cash operating working capital items         (306,425.)    (307,167.)       (655,272.)     (593,766.)
                                                            -------------------------------------------------------
                                                             (10,409.)     (11,321.)        (56,534.)       (9,727.)
                                                            -------------------------------------------------------

FINANCING
Bank Indebtedness                                            145,534.      (92,811.)        191,864.       (45,043.)
Repayment of Long-term debt                                  (22,470.)     (12,851.)        (46,839.)      (26,057.)
                                                            -------------------------------------------------------
                                                             123,064.     (105,662.)        145,025.       (71,100.)
                                                            -------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                (117,267.)     101,319.         (99,350.)      (94,393.)
Purchase of capital & other assets                            (1,003.)      (3,667.)         (2,819.)      (14,847.)
Deferred Cost                                                      1.            0.               1.             0.
Advertising commitment                                       (23,028.)        (540.)        (48,422.)            0.
Security deposits                                              7,823.       (2,771.)         16,225.         2,668.
Managed franchise stores held for resale                           0.            0.               0.       (20,841.)
                                                            -------------------------------------------------------


                                                            (133,473.)     (94,341.)       (134,365.)      (61,373.)

NET GENERATED CASH (OUTFLOW)                                       0.            0.         (45,874.)            0.

CASH POSITION, BEGINNING OF PERIOD                                 0.            0.          45,874.             0.
                                                            -------------------------------------------------------

CASH POSITION, END OF PERIOD                                       0.            0.               0.             0.
                                                            -------------------------------------------------------
                                                            -------------------------------------------------------

                                     TREATS INTERNATIONAL ENTERPRISES, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     YEAR ENDED JUNE 30, 1997, 1996 AND 1995

                                   REDEEMABLE, CONVERTIBLE
                                   ---PREFERRED SHARES---         ---COMMON SHARES---
                                     SHARES        AMOUNT        SHARES          AMOUNT          DEFICIT          TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                      $                              $                               $
Balance, June 30, 1995             5,409,825      3,732,779     20,741,942      10,575,770      (5,116,932)      9,191,617

Common shares issued                       -              -        350,000             350               -             350
Cancellation of common shares              -              -     (2,067,344)         (2,067)              -          (2,067)
Share issue costs                          -              -              -         (29,289)              -         (29,289)
Redemption of non-controlling
  interest in subsidiary                   -              -              -         232,000               -         232,000
Net income for the year                    -              -              -               -           6,246           6,246

Balance, June 30, 1996             5,409,825      3,732,779     19,024,598      10,776,764      (5,110,686)      9,398,857

Net income for the year                    -              -              -               -         149,990         149,990
                                   ---------------------------------------------------------------------------------------

Balance, June 30, 1997             5,409,825      3,732,779     19,024,598      10,776,764      (4,960,696)      9,548,847

Net income for the year                    -              -              -               -         205,533         205,533
                                   ---------------------------------------------------------------------------------------

Balance June 30, 1998              5,409,825      3,732,779     19,024,598      10,776,764      (4,755,163)      9,754,380
                                   ---------------------------------------------------------------------------------------

Net income for the period                  -              -              -               -          83,748          83,748
                                   ---------------------------------------------------------------------------------------

Balance December 31, 1998          5,409,825      3,732,779     19,024,598      10,776,764      (4,671,415)      9,838,128
                                   ---------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                      NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT DECEMBER 31, 1998
                                (CANADIAN DOLLARS)

-------------------------------------------------------------------------------

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries from the date of acquisition, as follows:

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

                      TREATS INTERNATIONAL ENTERPRISES, INC.

                      NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT DECEMBER 31, 1998
                                (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
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

                                                            $             $
     Notes receivable, net of allowance
     for doubtful accounts of Nil (1998 - nil)          1,136,375     1,037,025
     Less current portion                                (208,455)     (217,205)
                                                      --------------------------
                                                          927,920       819,820
                                                      --------------------------
                                                      --------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

                                                                        JUNE
                                                          1998          1998
--------------------------------------------------------------------------------
4.   INVESTMENT IN PUBLIC COMPANY

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

5.   CAPITAL ASSETS

                                      ACCUMULATED       NET BOOK
                           COST       AMORTIZATION  ---- VALUE ----
                             $              $              $              $
Land                      625,000              -        625,000        625,000
Building                  457,885         11,447        446,438        457,885
Furniture, fixtures
  and equipment           686,580        667,916         18,664         51,348
Reference books            25,966         25,966              -              -
Corporate owned
  stores reacquired
  from franchisees        735,757         97,127        638,630        712,206
Corporate owned
  store equipment
  reacquired from
  former franchisees      261,302        113,338        147,964        174,094
                        ------------------------------------------------------
                        2,792,489        915,793      1,876,696      2,020,533
                        ------------------------------------------------------
                        ------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

                                                                        JUNE
                                                          1998          1998
--------------------------------------------------------------------------------
6.   ADVERTISING COMMITMENT

     The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an asset/liability for future advertising and promotion.

7.   FRANCHISE RIGHTS

                                                        $                $
     Franchise rights                              13,284,863       13,284,863
     Accumulated amortization                      (4,878,209)      (4,712,148)
                                                   -----------      -----------
                                                    8,406,654        8,572,715
                                                   -----------      -----------
                                                   -----------      -----------

     The Company obtained an independent appraisal dated December 14, 1998 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in excess of $8,500,000 as at June 30, 1998.

8.   LONG-TERM DEBT

                                                        $                $
     3193853 Canada Inc.
       Term loan, repayable in 102 monthly
       instalments of $10,000 plus interest
       at 6% per annum, due June 1, 2008,
       secured by a general security
       agreement, general assignment of book
       debts and franchise rights, pledge
       of all the shares in subsidiary and
       associated companies.                        1,025,000        1,025,000
       (see note (a) below)
     Royal Bank of Canada
       Subordinated debenture bearing
       interest at 8% per annum, payable
       in 60 monthly instalments, due
       June 30, 2001, secured by a
       general security agreement,
       general assignment of book debts
       and franchise rights, pledge of all
       the shares in subsidiary and
       associated companies.                        1,129,562        1,129,562
                                                   ----------------------------

       (see note(a) below)
     Carried forward                                2,154,562        2,154,562

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER  31, 1998
                                (CANADIAN DOLLARS)

                                                                         June
                                                            1998         1998
--------------------------------------------------------------------------------
                                                             $              $
8.   LONG-TERM DEBT (CONT'D)

     Brought forward                                     2,154,562     2,154,562

     Business Development Bank of Canada
       Term loan, repayable in 50 monthly instalments
       of $2,000 plus interest at prime plus 4%, due
       June 23, 2000, secured by a general security
       agreement, general assignment of books debts
       and franchise rights, pledge of all the shares
       in subsidiary and associated companies.              36,000        48,000
     La Caisse Populaire St. Charles Ltee
       Mortgage, bearing interest at 5.9% per annum
       payable in 105 monthly installments of $4,884
       on interest and principal, secured by land
       and building at 418 Preston Street in
       Ottawa, Ontario                                     379,353       398,149
     Other long-term debt
       Non-interest bearing, with various terms of
       repayment ending in 2004                            465,653       481,909
                                                         -----------------------
                                                         3,035,568     3,082,620
     Less current portion                                 (807,419)     (644,547)
                                                         -----------------------

                                                         2,228,149     2,438,073
                                                         -----------------------
                                                         -----------------------

     (a) As of December 1998, 3193853 Canada Inc. and Royal Bank Capital Corporation have waived the defaults on the non-payment of all principal and interest pursuant to the loan agreements. As it is management's belief that the lenders will not demand payment within the coming year, it has consequently presented the debt as long term in the financial statements.

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER  31, 1998
                                (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

8.   LONG-TERM DEBT (CONT'D)

     Interest expense for the year related to long-term debt was $55,191 (1997
     - $50,972).

     The minimum future principal repayments required over the next five years are as follows:

                                 $
     1999                     644,796
     2000                     444,514
     2001                     526,490
     2002                     330,221
     2003                     319,218
     Subsequent               770,329
                            ---------
                            3,035,568
                            ---------
                            ---------

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

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER  31, 1998
                                (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

                                             $
          Year ending June 30
                        1999             2,727,550
                        2000             2,503,426
                        2001             2,045,075
                        2002             1,464,328
                        2003             1,049,059
                        Later Years      1,900,007
                                        ----------
          Total minimum payments*       11,689,445
                                        ----------
                                        ----------

     * Minimum payments have not been reduced by minimum sublease rentals for $10,968,230 due in future under noncancellable sublease.

                                                  YEAR ENDING JUNE 30,
                                                1999               1998
                                                  $                  $
          Minimum rentals                     2,727,550          2,923,180
          Less: Sublease rentals             (2,578,854)        (2,674,484)
                                             -----------------------------
                                                148,696            248,696
                                             -----------------------------
                                             -----------------------------

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                       NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER  31, 1998
                                (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)
-------------------------------------------------------------------------------
11.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 8) for which the related interest expense was $55,191 (1997 - $50,972).

          Undeclared dividends for July 1, 1994 to June 30, 1998 on the preferred shares owned by the Royal Bank are $932,863.

     (b) The Company has purchased the above office premises, land and building at 418 Preston Street, Ottawa from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company. The family owns approximately 32.6% of the common stock of the Company. The payment of the purchase price of $1,082,885 - fair market value determined pursuant to an independent review by Royal LePage - was satisfied by the assumption of a mortgage and loans of $665,885 and the balance of $417,000 by way of increase in the term loan due to 3103853 Canada Inc. (note 8).

     (c) During fiscal 1996, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. whose President is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $33,569 (1997 - $nil).

     (d) Accounts payable includes $33,115 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

     (e) In the quarter ended December 31, 1998, 3193853 Canada Inc. whose President is a member of the family of the Chief Executive Officer of the Company provided a $115,000 short term working capital loan to the Company. This liability is recorded in the Company's consolidated financial statements as an accounts payable.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

                                                         1998           1997
--------------------------------------------------------------------------------
12.  INCOME TAXES

     No provision has been made for income taxes as the consolidated group of companies have non capital losses carried forward of approximately $100,000 available to offset taxable income. These losses will expire as follows:

                                      $

             2000                   50,000
             2001                   50,000
                                   -------
                                   100,000
                                   -------
                                   -------

13.  EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share                      0.01           0.00
                                                      -------------------------
     Weighted average number of common
       shares outstanding                             19,024,598     19,024,598
                                                      -------------------------
                                                      -------------------------

     The calculation of fully diluted earnings per common share assumes that, if a dilutive effect is produced, all convertible securities have been converted, all shares to be issued under contractual commitments have been issued and all outstanding options have been exercised at the later of the beginning of the fiscal period and the option issue date. If all conversions (see note 10) had occurred, the Company would have had to increase its maximum authorized common shares. Fully diluted earnings per share are not presented as they are anti-dilutive.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------
14.  FINANCIAL INSTRUMENTS

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)


PART 1
Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
     The system-wide retail sales for the six months ended December 31, 1998 were $12,177,000 compared to $12,748,000 a decrease of $571,000 or 4.5% for the same six month period last year. The sales decline can be attributed to the Company's decision to close down 7 locations during the past twelve months. The units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATION
     The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                     QUARTER ENDED DECEMBER
                                                         1998     1997
                                                     ----------------------
          Net Sales ..............................      100.0%    100.0%
          Royalties ..............................       44.1      36.8
          Franchising ............................        1.9       0.0
          Supplier Incentives, commissions & other       14.2      19.6
          Proprietary products ...................       12.1       8.7
          Sales of managed franchises stores .....       18.0      16.4
          Construction revenues ..................        9.7      18.5
          Regional operations and franchising ....      (15.5)    (18.3)
          Head office and administration .........      (20.8)    (20.7)
          Proprietary products ...................       (9.9)     (8.3)
          Managed franchise stores ...............      (19.4)    (16.0)
          Construction expenses ..................       (2.9)    (13.6)
                                                     ----------------------
          EBITD ..................................       31.4%     23.0%
                                                     ----------------------
          Interest expense .......................       (5.1)     (2.5)
          Depreciation and Amortization ..........      (21.4)    (17.0)
                                                     ----------------------
          NET INCOME .............................        4.9%      3.5%
                                                     ----------------------
                                                     ----------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997.

     Total revenue for the quarter ended December 31, 1998 decreased $350,000 or 22.5% to $1,204,000 from $1,554,000 for the same period last year. The decrease in revenue resulted primarily from:

          * The sales of managed franchises stores decreased by $37,000 or 14.7% to $217,000 compared to $254,000 for the same period last year.

          * Royalties decreased $41,000 or 7.1% to $531,000 compared to $572,000 for the same period last year.

          * Supplier incentives decreased $134,000 or 44.0% to $170,000 compared to $304,000 for the same period last year.

          * Franchising increased $23,000 to 23,000 compared to $150 for the same period last year.

          * Proprietary products revenues increased $10,000 or 7.7% to $146,000 from $136,000 for the same period last year.

          *    Construction revenues was $116,000 for the period.

     Expenses for the quarter ended December 31, 1998 decreased $355,000 or 23.7% to $1,144,000 from $1,499,000 for the same period last year. The decrease in expenses relate to the following:

          * Cost associated with managed franchised stores decreased $16,000 of 6.3% to $233,000 compared to $249,000 for the same period last year.

          * Head Office and Administration cost decreased $71,000 or 21.9% to $251,000 from $322,000 for the same period last year.

          * The cost of purchasing certain proprietary products for resale to distributors was $120,000.

          *    The cost of construction was $35,000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997. (CONT'D)

          * Interest expense increased by $21,000 or 53.9% to $61,000 from $40,000 last year. Due to the increase in the Long Term Debt. (See Note 11b, Page 15)

          * Net income for the quarter ended December 31, 1998 was $59,000 compared to a net income of $55,000 for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $689,000 compared to a working capital deficit of $98,000 for the same period last year.


LIQUIDITY AND CASH FLOW

During the quarter the operating inflow was $10,000 compared to an inflow of $11,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

PART 11  OTHER INFORMATION

Item 1 Legal Proceedings - See notes to Financial Statements

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Securities Holders - None

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K - None

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1998
                               (CANADIAN DOLLARS)

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended December 31, 1998.

The result of operation for the period ended December 31, 1998 are not necessarily indicative of the results of the entire year.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TREATS INTERNATIONAL ENTERPRISES, INC.




By: /s/ Paul J. Gibson                                    February 26, 1999
    ----------------------------------------
Paul J. Gibson, Chief Executive Officer




By: /s/ John A. Deknatel                                  February 26, 1999
    ----------------------------------------
John A. Deknatel, Chief Operating Officer




By: /s/ Francois Turcot                                   February 26, 1999
    ----------------------------------------
Francois Turcot, Director of Finance