Form 10-Q
period 1999-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 1999-05-13
CIK 842906

                                     [LOGO]


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                   (For The Three Months Ended March 31, 1999)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                        --------------------------------
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                -------------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

For the 3 months ended                                      Commission File No:
March 31, 1999                                                  0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                     --------------------------------------

State of jurisdiction:                                      I.R.S. Employer No:
   DELAWARE                                                    13-3495199

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                      10-Q

                        Three months ended March 31, 1999

                                      INDEX

                                                                           PAGE
                                                                           ----
PART 1   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, March 31, 1999                                      1

         Statement of Income - March 31, 1999                               2

         Statement of Cash Flows, March 31, 1999                            3

         Statement of Stockholder's Equity                                  4

         Notes to Financial Statements                                      5 to 16

ITEM 2   Management's Discussion and Analysis
         of the Statement of Income                                         17 to 19

PART 11  Other Information - Items 1 to 6                                   20

         Signatures                                                         21

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                     MARCH 31            JUNE 30        MARCH 31            JUNE 30
                                                       NOTE            1999               1998            1998               1997
                                                                    (UNAUDITED)         (AUDITED)      (UNAUDITED)         (AUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $                  $               $                  $
                                     ASSETS
CURRENT ASSETS
Cash                                                                          0.           45,874.               0.               0.
Accounts Receivable                                                     627,694.          193,718.         605,803.         254,852.
Prepaid Expenses                                                        129,460.          144,606.         106,972.         152,705.
Construction work in process                                            280,459.           33,476.         318,390.          22,074.
Current portion of notes receivable                                     174,760.          217,205.         182,100.         188,714.
                                                              ----------------------------------------------------------------------
                                                                      1,212,373.          634,879.       1,213,265.         618,345.
STORES HELD FOR RESALE                                                    6,396.                0.         170,839.         149,924.
NOTES RECEIVABLE                                              3         686,804.          819,820.       1,343,328.       1,438,528.
CAPITAL ASSETS                                                5       2,003,294.        2,020,533.         534,313.         652,860.
ADVERTISING COMMITMENT                                        6         148,982.           94,576.               0.               0.
DEFERRED COSTS                                                          172,069.          268,566.         341,660.         462,715.
INVESTMENT IN PUBLIC COMPANY                                  4       1,617,912.        1,617,912.               0.               0.
FRANCHISE RIGHTS                                              7       8,074,533.        8,572,715.       9,034,416.       9,565,999.
                                                              ----------------------------------------------------------------------
                                                                     13,922,363.       14,029,001.      12,637,821.      12,888,371.
                                                              ----------------------------------------------------------------------
                                                              ----------------------------------------------------------------------

                                   LIABILITIES
CURRENT LIABILITIES
Bank indebtedness                                                       100,000.                0.          38,490.         102,232.
Accounts payable and accrued liabilities                                768,335.          953,620.         578,282.         863,778.
Current portion of long-term debt                                       961,286.          644,547.         427,200.         435,649.
                                                              ----------------------------------------------------------------------
                                                                      1,829,621.        1,598,167.       1,043,972.       1,401,659.
                                                              ----------------------------------------------------------------------


LONG-TERM DEBT                                                8       1,936,652.        2,438,073.       1,674,817.       1,703,074.
LEASE SECURITY DEPOSITS                                                 267,688.          238,381.         239,845.         234,791.
                                                              ----------------------------------------------------------------------
                                                                      4,033,961.        4,274,621.       2,958,634.       3,339,524.
                                                              ----------------------------------------------------------------------
                                                              ----------------------------------------------------------------------

CONTINGENCIES                                                9
                               STOCKHOLDERS EQUITY
CAPITAL STOCK                                               10
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.04 per share, redeemable at option
of company at US $1.00 per share par value US $.50                    3,732,779.        3,732,779.       3,732,779.      3,732,779.
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,598 common shares                                        19,025.           19,025.          19,025.         19,025.
Additional paid - in capital                                         10,757,739.       10,757,739.      10,757,739.     10,757,739.
                                                              ----------------------------------------------------------------------
                                                                     14,509,543.       14,509,543.      14,509,543.     14,509,543.
                                                              ----------------------------------------------------------------------
Deficit                                                              (4,621,141.)      (4,755,163.)     (4,830,356.)    (4,960,696.)
                                                              ----------------------------------------------------------------------
                                                                      9,888,402.        9,754,380.       9,679,187.       9,548,847.
                                                              ----------------------------------------------------------------------
                                                                     13,922,363.       14,029,001.      12,637,821.      12,888,371.
                                                              ----------------------------------------------------------------------
                                                              ----------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                                      FOR THE FISCAL QUARTER ENDED       FOR THE NINE MONTHS  ENDED
                                                                       MARCH 31          MARCH 31        MARCH 31          MARCH 31
                                                     NOTE                1999             1998            1999              1998
                                                                     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          $                 $               $                 $
REVENUES

Royalties                                                               449,657.          553,043.       1,378,969.       1,342,300.
Sales of managed franchise stores                                        67,820.           97,610.         461,951.         491,827.
Supplier Incentives, Commissions & Other                                346,570.          297,507.         828,865.       1,079,973.
Franchising                                                              18,313.           15,000.         125,370.         145,550.
Proprietary products                                                    105,856.          112,570.         343,370.         350,324.
Construction revenues                                                         0.           30,000.         411,260.         642,915.
                                                             -----------------------------------------------------------------------

                                                                        988,216.        1,105,730.       3,549,785.       4,052,889.
                                                             -----------------------------------------------------------------------

COST AND EXPENSES

Regional operations and franchising                                         500.            2,435.           1,375.           5,337.
Head office and administration                                          448,592.          535,794.       1,319,874.       1,657,637.
Managed franchise stores                                                 83,179.          123,573.         527,709.         507,220.
Proprietary products                                                     90,064.           86,288.         289,729.         305,460.
Construction expenses                                                         0.              303.         330,360.         537,436.
Interest expense                                                         57,721.           39,983.         174,230.         118,948.
Depreciation and Amortization                                           257,494.          264,211.         772,486.         790,509.
                                                             -----------------------------------------------------------------------

                                                                        937,550.        1,052,587.       3,415,763.       3,922,547.
                                                             -----------------------------------------------------------------------


NET INCOME FOR THE PERIOD                                                50,666.           53,143.         134,022.         130,342.
                                                             -----------------------------------------------------------------------
                                                             -----------------------------------------------------------------------

Earnings per share                                   13                    0.00              0.00             0.01             0.01.
                                                             -----------------------------------------------------------------------
                                                             -----------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                              FOR THE FISCAL QUARTER ENDED        FOR THE NINE MONTHS ENDED
                                                              MARCH 31           MARCH 31         MARCH 31         MARCH 31
                                                                1999               1998             1999             1998
                                                            (UNAUDITED)        (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                 $                  $                $                 $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                   50,666.           53,143.         134,022.          130,342.
ITEMS NOT AFFECTING CASH
   Depreciation & Amortization                                 257,494.          264,213.         772,486.          790,509.
Changes in non-cash operating working capital items           (268,368.)        (293,264.)       (809,129.)        (887,030.)
                                                            ----------------------------------------------------------------
                                                                39,792.           24,092.          97,379.           33,821.
                                                            ----------------------------------------------------------------

FINANCING
Bank Indebtedness                                              (91,864.)         (18,699.)        100,000.          (63,742.)
Repayment of Long-term debt                                    (23,722.)         (10,649.)       (184,682.)         (36,706.)
                                                            ----------------------------------------------------------------
                                                              (115,586.)         (29,348.)        (84,682.)        (100,448.)
                                                            ----------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                   274,811.            7,421.         175,461.          101,814.
Purchase of capital & other assets                            (199,719.)          (4,476.)       (202,538.)         (19,326.)
Advertising commitment                                          (5,984.)               0.         (54,406.)               0.
Security deposits                                               13,082.            2,386.          29,307.           5,054.
Managed franchise stores held for resale                        (6,396.)             (75.)         (6,396.)         (20,915.)
                                                            ----------------------------------------------------------------

                                                                75,794.            5,256.          58,571.           66,627.

NET GENERATED CASH (OUTFLOW)                                         0.                0.         (45,874.)               0.

CASH POSITION, BEGINNING OF PERIOD                                   0.                0.          45,874.                0.
                                                            ----------------------------------------------------------------

CASH POSITION, END OF PERIOD                                         0.                0.               0.                0.
                                                            ----------------------------------------------------------------
                                                            ----------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEAR ENDED JUNE 30, 1998, 1997 AND 1996

                                  REDEEMABLE, CONVERTIBLE
                                  ---PREFERRED SHARES---              ---COMMON SHARES---
                                  SHARES           AMOUNT           SHARES           AMOUNT           DEFICIT            TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                                     $                                 $                                   $
Balance, June 30, 1996           5,409,825        3,732,779       19,024,598       10,776,764       (5,110,686)        9,398,857

Net income for the year                  -                -                -                -          149,990           149,990
                                 -----------------------------------------------------------------------------------------------

Balance, June 30, 1997           5,409,825        3,732,779       19,024,598       10,776,764       (4,960,696)        9,548,847

Net income for the year                  -                -                -                -          205,533           205,533
                                 -----------------------------------------------------------------------------------------------

Balance June 30, 1998            5,409,825        3,732,779       19,024,598       10,776,764       (4,755,163)        9,754,380
                                 -----------------------------------------------------------------------------------------------

Net income for the period                -                -                -                -          134,022           134,022
                                 -----------------------------------------------------------------------------------------------

Balance March 31, 1999           5,409,825        3,732,779       19,024,598       10,776,764       (4,621,141)        9,888,402
                                 -----------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)


-------------------------------------------------------------------------------
1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     These consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiaries from the date of acquisition, as follows:

     *    Treats Inc.
     *    Treats Ontario Inc.
     *    Chocolate Gourmet Treats Limited
     *    Treats Canada Corporation
     *    Treats International Inc.

     On June 26, 1998, Triadon Investment Group Inc. and Treats Canada Corporation amalgamated. The amalgamated entity continued to operate as Treats Canada Corporation.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)


-------------------------------------------------------------------------------
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     REVENUE RECOGNITION

     Franchise fees and construction revenue arises on the sale of national, area and store franchises. Franchise store revenue is recognized as income when the respective purchase and sale agreements have been signed and all material conditions relating to the sale have been substantially completed by the Company or the franchise store has commenced operations. Revenue from national and area franchise agreements is recognized when the area development agreement has been signed and all substantial obligations of the Company have been completed.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)


                                                                         JUNE
                                         1999                            1998
-------------------------------------------------------------------------------
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                                                           $                $
     Notes receivable, net of allowance
     for doubtful accounts of Nil (1998 - nil)          861,564         1,037,025
     Less current portion                              (174,760)         (217,205)
                                                       --------------------------

                                                        686,804           819,820
                                                       --------------------------
                                                       --------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)


                                                                         JUNE
                                         1999                            1998
-------------------------------------------------------------------------------
4.   INVESTMENT IN PUBLIC COMPANY

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

5.   CAPITAL ASSETS                                           ACCUMULATED
                                                COST         AMORTIZATION     ---- NET BOOK VALUE ----

                                                 $                $               $               $
     Land                                      625,000               -
                                                                               625,000         625,000
     Building                                  457,885          17,171         440,714         457,885
     Furniture, fixtures and equipment         690,564         685,599           4,965          51,348
     Reference books                            25,966          25,966               -               -
     Corporate owned stores
       reacquired from franchisees             783,761         133,914         649,846         712,206
     Corporate owned store
      equipment reacquired from
      former franchisees                       408,962         126,194         282,768         174,094
                                            ----------------------------------------------------------

                                             2,992,139         988,845       2,003,294       2,020,533
                                            ----------------------------------------------------------
                                            ----------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

                                                                           JUNE
                                                1999                       1998
-------------------------------------------------------------------------------
6.   ADVERTISING COMMITMENT

     The Company received prescribed amounts from franchisees to fund and develop advertising and promotion campaigns regionally and nationally. The funds collected, net of costs incurred, are recorded as an asset/liability for future advertising and promotion.

7.   FRANCHISE RIGHTS                     $                  $
     Franchise rights                13,284,863         13,284,863
     Accumulated amortization        (5,210,330)        (4,712,148)
                                     ----------         ----------
                                      8,074,533          8,572,715
                                     ----------         ----------
                                     ----------         ----------

     The Company obtained an independent appraisal dated December 14, 1998 from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in excess of $8,500,000 as at June 30, 1998.

8.   LONG - TERM DEBT                                                                   $               $
     3193853 Canada Inc.
       Term loan, repayable in 102 monthly instalments of $10,000 plus interest at 6% per annum, due June 1, 2008, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in
       subsidiary and associated companies. (see note (a) below)                    1,025,000       1,025,000
     J.Laverty
       Mortgage bearing interest at 7% payable in 261 monthly installments of
       $1,335 on interest and principal, secured by land and building at 418
       Preston Street, Ottawa, Ontario and a General Security Agreement               172,915         175,793
     D. Crawford
       Term Loan, repayable in 79 monthly installments of $1625.45 of principal and interest at 10% secured by a General Security
       Agreement                                                                       83,883          91,942
                                                                                    -------------------------
     Carried forward                                                                1,281,798       1,292,735

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

                                                                                                         JUNE
                                                                                       1999              1998
----------------------------------------------------------------------------------------------------------------

8.   LONG-TERM DEBT (CONT'D)
                                                                                        $                 $

     Brought forward                                                                 1,281,798         1,292,735

     Royal Bank of Canada
       Subordinated debenture bearing interest at 8% per annum, payable in 60 monthly instalments, due June 30, 2001, secured by a general security agreement, general assignment of book debts and franchise rights,
       pledge of all the shares in subsidiary and associated companies               1,129,562         1,129,562
       (see note(a) below)
     Business Development Bank of Canada Term loan, repayable in 50 monthly instalments of $2,000 plus interest at prime plus 4%, due June 23,
       2000, secured by a general security agreement, general assignment of books debts and franchise rights, pledge of all the shares in
       subsidiary and associated companies                                              30,000            48,000
     La Caisse Populaire St. Charles Ltee
        Mortgage, bearing interest at 5.9% per annum
        payable in 105 monthly installments of $4,884
        on interest and principal, secured by land and
        building at 418 Preston Street in Ottawa, Ontario                              370,179           398,149
     Other long-term debt
       Non-interest bearing, with various terms of
       repayment ending in 2002                                                         86,402           214,173
                                                                                     ---------------------------

                                                                                     2,897,941         3,082,620
     Less current portion                                                             (961,286)         (644,547)
                                                                                     ---------------------------

                                                                                     1,936,655         2,438,073
                                                                                     ---------------------------
                                                                                     ---------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
8.   LONG-TERM DEBT (CONT'D)

     (a) At this time 3193853 Canada Inc. and the Royal Bank of Canada are not demanding repayment of their loans, 3193853 Canada Inc. and the Royal Bank of Canada reserve their respective rights to do so at any time in accordance with the terms and conditions of their respective security agreements with the Company.

Interest expense for the year related to long-term debt was $174,230 (1998 - $118,948).

The minimum future principal repayments required over the next five years are as follows:

                                       $
        1999                        646,287
        2000                        438,514
        2001                        526,490
        2002                        330,221
        2003                        389,960
        Subsequent                  566,469
                                  ---------
                                  2,897,941
                                  ---------
                                  ---------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
9.   COMMITMENTS AND CONTINGENCIES (CONT'D)

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

                                                                 $
                   Year ending June 30
                                    1999                     2,727,550
                                    2000                     2,503,426
                                    2001                     2,045,075
                                    2002                     1,464,328
                                    2003                     1,049,059
                                    Later Years              1,900,007
                                                            ----------
                   Total minimum payments*                  11,689,445
                                                            ----------
                                                            ----------

     * Minimum payments have not been reduced by minimum sublease rentals for $10,968,230 due in future under noncancellable sublease.

                                                YEAR ENDING JUNE 30,
                                               1999              1998

                                                 $                 $
               Minimum rentals               2,727,550         2,923,180
               Less: Sublease rentals       (2,578,854)       (2,674,484)
                                            ----------------------------
                                               148,696           248,696
                                            ----------------------------
                                            ----------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
10.  CAPITAL STOCK

     N/A

11.  RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 8) for which the related interest expense was $83,620 (1998 - $77,228).

          Undeclared dividends for July 1, 1994 to March 31, 1999 on the preferred shares owned by the Royal Bank are $975,189.

     (b) The Company has purchased the land and building at 418 Preston Street, Ottawa from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company. The family owns approximately 32.6% of the common stock of the Company. The payment of the purchase price of $1,082,885 - fair market value determined pursuant to an independent review by Royal LePage - was satisfied by the assumption of a mortgage and loans of $665,885 and the balance of $417,000 by way of increase in the term loan due to 3103853 Canada Inc. (note 8).

     (c) During fiscal 1996, the term debt owed to the Standard Chartered Bank was acquired by 3193853 Canada Inc. whose President is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $50,652 (1998 - $nil).

     (d) Accounts payable includes $35,638 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

     (e) In the quarter ended December 31, 1998 pursuant to the terms and conditions of the security agreements between 3193853 Canada Inc. and Treats Inc., 3193853 whose President is a member of the family of the Chief Executive Officer of the Company provided a working capital loan to Treats Inc. As of March 31, 1999 the outstanding balance is $81,000. This liability is recorded in the Company's consolidated financial statements as an accounts payable.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

                                               1999                        1997
-------------------------------------------------------------------------------
12.  INCOME TAXES

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
                                                       -------

                                                       100,000
                                                       -------
                                                       -------

13.      EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per share                                   0.01                0.00
                                                                       ------------------------------

         Weighted average number of common shares outstanding          19,024,598          19,024,598
                                                                       ------------------------------
                                                                       ------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

-------------------------------------------------------------------------------
14.  FINANCIAL INSTRUMENTS

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

PART 1
Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
     System-wide retail sales for the nine months ended March 31, 1999 were $18,144,000 compared to $18,675,000 a decrease of $531,000 or 3.1% for the same nine month period last year. The sales decline can be attributed to the Company's decision to close down 13 locations during the past twelve months. The units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord.

RESULTS OF OPERATION
     The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                              QUARTER ENDED MARCH 31,
                                                                 1999          1998
                                                              -----------------------
               Net Sales ...................................    100.0%        100.0%
               Royalties ...................................     45.5          50.0
               Franchising .................................      1.9           1.4
               Supplier Incentives, commissions & other ....     35.1          26.9
               Proprietary products ........................     10.7          10.2
               Sales of managed franchises stores ..........      6.9           8.8
               Construction revenues .......................      0.0           2.7
               Regional operations and franchising .........     (0.1)         (0.2)
               Head office and administration ..............    (45.4)        (48.5)
               Proprietary products ........................     (9.1)         (7.8)
               Managed franchise stores ....................     (8.4)        (11.2)
               Construction expenses .......................     (0.0)         (0.0)
                                                              -----------------------
               EBITD .......................................     37.0%         32.3%
                                                              -----------------------
               Interest expense ............................     (5.8)         (3.6)
               Depreciation and Amortization ...............    (26.1)        (23.9)
                                                              -----------------------
               NET INCOME ..................................      5.1%          4.8%
                                                              -----------------------
                                                              -----------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998.

     Total revenue for the quarter ended March 31, 1999 decreased $118,000 or 10.6% to $988,000 from $1,106,000 for the same period last year. The decrease in revenue resulted primarily from:

          * The sales of managed franchises stores decreased by $30,000 or 30.5% to $68,000 compared to $98,000 for the same period last year.

          * Royalties decreased $103,000 or 18.7% to $449,000 compared to $552,000 for the same period last year.

          * Supplier incentives increased $49,000 or 16.5% to $347,000 compared to $298,000 for the same period last year.

          * Franchising increased $3,000 to 18,000 compared to $15,000 for the same period last year.

          * Proprietary products revenues decreased $7,000 or 6.0% to $106,000 from $113,000 for the same period last year.


     Expenses for the quarter ended March 31, 1999 decreased $115,000 or 10.9% to $938,000 from $1,053,000 for the same period last year. The decrease in expenses relate to the following:

          * Cost associated with managed franchised stores decreased $40,000 of 32.7% to $83,000 compared to $123,000 for the same period last year.

          * Head Office and Administration cost decreased $87,000 or 16.7% to $449,000 from $536,000 for the same period last year.

          * The cost of purchasing certain proprietary products for resale to distributors was $90,000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998.(CONT'D)

          * Interest expense increased by $18,000 or 44.4% to $58,000 from $40,000 last year. As a result of the increase in the Long Term Debt. (See Note 11b, Page 14)

          * Net income for the quarter ended March 31, 1999 was $51,000 compared to a net income of $53,000 for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $617,000 compared to a working capital deficit of $169,000 for the same period last year. This is primarily due to the increase of current portion of the long term debt.


LIQUIDITY AND CASH FLOW

During the quarter the operating inflow was $40,000 compared to an inflow of $24,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

PART 11  OTHER INFORMATION

Item 1   Legal Proceedings - See notes 9(a) to Financial Statements

Item 2   Changes in Securities - None

Item 3   Defaults Upon Senior Securities - None

Item 4   Submission of Matters to a Vote of Securities Holders - None

Item 5   Other Information

Treats International Enterprises, Inc. (ATIEI@) and a group of common shareholders (Athe Minority Shareholders@) on May 27, 1998 filed two actions in Ontario Court (General Division), one of which is under the Class Proceeding Act, 1992, against The Royal Bank of Canada and its wholly owned subsidiary The Royal Bank Capital Corporation (collectively "RBCC"). In both actions TIEI and the Minority Shareholders seek general damages in the amount of One Hundred Million Dollars Canadian (C$100,000,000.) from RBCC.

RBCC is the single largest shareholder of TIEI as well as its largest creditor. On January 19, 1999 representatives of TIEI, the Minority Shareholders, and RBCC participated in mandatory mediation in Ottawa, Canada. As of March 31, 1999 TIEI, the Minority Shareholders and RBCC have not concluded a settlement agreement. TIEI, the Minority Shareholders and RBCC have agreed to continue the mediation process on May 11, 1999 in Toronto, Ontario, Canada.





Item 6   Exhibits and Reports on Form 8-K - None

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                     NOTES CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 1999
                               (CANADIAN DOLLARS)

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended March 31, 1999.

The result of operation for the period ended March 31, 1999 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul J. Gibson                                         May 7, 1999
    ------------------------------------------
Paul J. Gibson, Chief Executive Officer





By: /s/ Peter-Mark Bennett                                     May 7, 1999
    ------------------------------------------
Peter-Mark Bennett, Director





By: /s/ Francois Turcot                                       May 7, 1999
    ------------------------------------------
Francois Turcot, Director of Finance