Form 10-K
period 1999-06-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 2000-01-06
CIK 842906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the fiscal year ended:                              JUNE 30, 1999


Commission file number   0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

          DELAWARE                                               13-3495199

418 Preston St., Ottawa, Ontario, Canada
K1S 4N2

(613) 563-4073

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.001 par value

                                    FORM 10-K

                         SECURITIES & EXCHANGE COMMISION
                             Washington, D.C. 20549

                     TREATS INTERNATIONAL ENTERPRISES, INC.

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

                          Telephone No.: (407) 673-1144

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is U.S. $112,579. The aggregate market value was computed by reference to the average bid and asked prices as of November 23, 1999. (U.S.$0.02)

It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 COMMON STOCK $.001 PAR VALUE                       19,024,598
------------------------------       ------------------------------------------
     Title of Class                   Shares outstanding at November 30, 1999

DOCUMENTS INCORPORATED BY REFERENCE

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1999

          INDEX                                                         PAGE
----------------------------------------------------------------------------
PART I
Item 1    Business                                                    5 - 10
Item 2    Properties                                                      11
Item 3    Legal Proceedings                                               11
Item 4    Submission of Matters to a Vote of Security Holders             11

PART II
Item 5    Market for the Registrant's Common Equity
          and Related Stockholder Matters                                 12
Item 6    Selected Financial Data                                    13 - 14
Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations              15 - 23
Item 7-A  Quantitative and Qualitative disclosure about
          market risk.                                                    23
Item 8    Financial Statements and Supplementary Data                23 - 44
Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                          45

PART III
Item 10   Directors and Executive Officers of the Registrant              46
Item 11   Executive Compensation                                          47
Item 12   Security Ownership of Certain Beneficial Owners and
          Management                                                 48 - 49
Item 13   Certain Relationships and Related Transactions                  50

PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                   51 - 53

AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES                         54
SIGNATURES                                                                55

ITEM 1. BUSINESS

GENERAL

Treats International Enterprises, Inc. (the "Company") is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins, gourmet and specialty coffees, related food and beverage products in retail stores (Micro Bakeries) using a system and methodology of marketing developed and designed by The Company and identified by the trademark TREATS.

The Company operates its business through its wholly-owned subsidiary Treats Inc. Treats Inc. is the parent company to a number of other entities, specifically:

         CHOCOLATE GOURMET TREATS LIMITED ("CGTL")
         TREATS ONTARIO INC.("TOI")
         TREATS CANADA CORPORATION ("TCC")

As at June 30, 1999 there are 121 retail units in North America utilizing the Treats System: 117 of these units are owned and operated by franchisees; 4 are corporately managed. It franchises and operates these outlets in all provinces with the exception of Manitoba.

The Company grants both single unit franchises and area development franchises throughout Canada. While there are currently no operations outside of North America, it is the Company's intention to sell National Licenses in the future. The Company has taken no steps to comply with any other International government franchise regulatory agencies.

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

Treats' franchisees prepare their baked goods on site daily in order to ensure wholesomeness and to attract customers with provocative fresh baked smells. The Company's principal products are prepared according to proprietary recipes in many cases using dry mixes which have been manufactured to the Company's specifications by the Quaker Oats Company of Canada and coffees blended to Treats specifications by Nestle Canada. The Company has no vertical integration with any of the companies manufacturing its bakery mixes and coffee blends. Its proprietary products are primarily sold to the franchised stores only although the Company is in the process of examining other retail opportunities using E-Commerce.

The Company is a Delaware corporation and was organized in 1988.

INDUSTRY OVERVIEW

The market for muffins, cookies and related baked goods as well as coffee products, including gourmet and specialty coffees is large, fragmented and growing. The Specialty Coffee/Specialty Baking franchise concept has been a successful addition to fast-food franchising. The snack food or "break" food market-segment is experiencing continuous growth and the "Specialty Coffee" segment is enjoying unprecedented growth.

Management believes this growth has been driven by a much greater consumer awareness and appreciation of gourmet coffee and fresh baked goods as a result of their increasing availability as well as the increase in demand for all fresh premium food products where the price differential from the commercial brands is small compared to the improvement in product quality and taste. In the Coffee Bar segment a number of large national chains have established a strong presence in North America. The most significant chains are: Starbucks with approximately 1,300 corporately owned locations, Second Cup with 380 locations and Gloria Jean's with 220 locations. However there are a plethora of other large chains with strong regional and niche presence.

While these competitors have already established a significant presence, they have also created a rapidly expanding market for coffee related concepts. Treats has a unique concept and a proven operating methodology that will allow it to compete favourably. Treats' strong emphasis on Specialty, Gourmet and Flavoured Coffees in both existing and new Treats locations, positions the concept for continued growth and expansion.

In Canada, the Specialty Baking segment is dominated by two major chains:
Treats (120 plus locations) and MMMarvellous MMMuffins (100 plus locations). Several smaller concepts operate regionally and a number of US Franchisors, including Mrs. Fields Cookies have a national presence in Canada. Treats has successfully competed in Canada because of its strong commitment to quality, a significant operational support program and a very strong emphasis on Coffee.

Finally it must be recognized that there are many other concepts which compete in a very similar environment and market as Treats. The most significant of these concepts are the donut chains, which in Canada is dominated by Tim Horton's.

THE FLOUR MARKET - BAKED GOODS

The dominant factor for the continued growth in the baked goods market in North America is the health and diet conscious consumer seeking foods that are nutritious and fun to eat. New bakery products continue to be introduced at a rate which exceeds that of the overall food industry.

The North American per capita flour products consumption has risen from an average of 118 Lbs. in 1984 to 130 Lbs. in 1990 and is forecasted to reach 150 Lbs. by the year 2000. With In-Store and Wholesale bakery products accounting for most of the gains in the traditional baking products, (3% growth per annum) Treats is well positioned for continued growth.

THE COFFEE MARKET

According to the National Coffee Association's 1998 National Coffee Drinking Trends report, approximately 65% of all consumers (age 10+) drink coffee on a weekly basis, they drink an average of 3.0 cups per day, and the overall number of coffee drinkers has grown approximately 20%. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow through the end of the century. Research from CREST, a market research firm, indicates specialty shop category traffic growth increased by 49%, 11%, 19% and 16%, annually, from 1995 through 1998.

TRAINING AND DEVELOPMENT

The Company's strategy is to place strong emphasis on identifying and retaining qualified franchisees and employees, and invest substantial resources in training them in customer service, beverage and food preparation, and sales skills. The Company believes that the friendliness, speed and consistency of service and the product knowledge of the Company's franchisees and employees are critical factors in developing the Company's quality brand identity and to building a loyal customer base.

EXPANSION

A total of 2 franchised stores were opened during 1998-1999. The Company plans to open approximately 8 franchised stores in Canada in the current fiscal year, primarily in existing markets. The Company has adopted a policy of not developing stores for its own operation and is in the process of franchising all stores currently operated by the Company.

The ability of the Company to open new stores is affected by a number of factors. These factors include, the ability to attract suitable and qualified franchise owners, constraints among other things, selection and availability of suitable store locations, negotiation of suitable lease or financing terms, and construction of stores. Accordingly, there can be no assurance that the Company will be able to meet planned growth targets.

The Company's expansion strategy is to cluster stores in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution and advertising efficiencies. The Company believes that market penetration through the opening of multiple stores within a particular market should result in increased average store sales in that market. In determining which new markets to develop, the Company considers many factors, including its existing store base, the size of the market, demographic and population trends, competition, availability and cost of real estate, and the ability to supply product efficiently.

TRADEMARKS AND SERVICE MARKS

The Company's rights in its trademarks and service marks are a significant part of its business. The Company is the owner of the following Trade Marks:

                   -  TREETS
                   -  CHOCOLATE GOURMET TREATS
                   -  CHOCOLATE GOURMET TREATS & design
                   -  LESBONS TREATS
                   -  TREATS & design
                   -  TREATS
                   -  TREATS BAKERY CAFE
                   -  NOBODY TREATS YOU BETTER
                   -  MONOGRAM COOKIES
                   -  TREATS BAKERY AND YOGURT EMPORIUM
                   -  CREPE ETC.
                   -  TREATS FROZEN YOGURT...HALF THE CALORIES, TWICE
                      THE FUN
                   -  TREATS INTERNATIONAL COFFEE EMPORIUM & design
                   -  TREATSATIONS
                   -  BAGUETTE EXPRESS
                   -  TREATS (Word)

These trademarks are registered in Canada and some of these trademarks are registered in foreign countries including the U.S.A.

The Company is aware of a number of companies which use various combinations of the word Treats in their names and/or services. none of which, either individually or in the aggregate, are considered to materially impair the use by the Company of its mark. It is the Company's policy to vigorously oppose any infringement of its trademarks.

COMPETITION

The coffee and muffin industries are intensely competitive and there are many well established competitors with substantially greater financial and other resources than the Company. Although competition in the specialty coffee market is currently fragmented, the Company continues to be and will continue to be competitive. The competition in the muffin and cookie market is also fragmented, the Company competes and, in the future will continue to compete with MMMarvelous MMMuffins, Company's Coming, Tim Horton's, a host of bagel concepts and other donut concepts. Current competitors, one or more new major competitors with substantially greater financial, marketing, and operating resources than the Company could enter the market at any time and compete directly against the Company. In addition, in virtually every major metropolitan area in which the Company operates or expects to enter, local or regional competitors already exist. The Company's coffee beverages compete directly with all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's bakery products compete directly against all restaurant and bakery outlets that serve muffins, cookies and bagels, including the bakery section of supermarkets. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience and, to a lesser extent, on price. The Company also expects that competition for suitable sites for new stores will be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels. The Company also competes with many franchisors of restaurants and other business concepts with respect to the sale of franchises.

EMPLOYEES

At June 30, 1999, the Company had 29 employees, of whom 14 were store personnel and 15 were corporate personnel. Most store personnel work part time and are paid on an hourly basis. The Company has never experienced a work stoppage and its employees are not represented by a labor organization. The Company believes that its employee relations are good.

ITEM 2  PROPERTIES

N - A

ITEM 3  LEGAL PROCEEDINGS

The Company is a defendant in several actions arising in the normal course of business. The Company settled most claims subject to certain terms in the amount of $1,250,000, which has been reflected in the statement of income.

As management is of the opinion that the balance of claims, counterclaims or appeals is not determinable at this time, no additional provision has been recorded.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders in the fourth quarter.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

---------------------------------------------------------------------------

The Company's securities, primarily the Units, Stock and Warrants, have been quoted in the over-the-counter market since August 1989. The number of record holders of The Company's Common Stock at June 30, 1999 was 1,259 and at June 30, 1998, was 1,241. Management does not know the number of beneficial holders of the shares of Common Stock. Commencing in January 1992, the Common Stock has been quoted separately. Management has no knowledge whether the volume of trading since January 31, 1992 constitutes an active market or whether an active market will develop.

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

Quarter Ended          High Bid   Low Bid   High Asked   Low Asked
-------------          --------   -------   ----------   ---------
                        (US $)    (US $)      (US $)      (US $)
September 30, 1997       0.020     0.020      0.060       0.060
December 31, 1997        0.020     0.020      0.060       0.060
March 31, 1998           0.020     0.020      0.060       0.060
June 30, 1998            0.020     0.020      0.060       0.060
September 30, 1998       0.020     0.020      0.020       0.020
December 31, 1998        0.020     0.020      0.020       0.020
March 31, 1999           0.020     0.020      0.020       0.020
June 30, 1999            0.020     0.020      0.020       0.020

ITEM 6  SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------
The following chart of selected financial data of the Company for five fiscal years are derived from the consolidated financial statements of the Company. The Company presents its financial results in Canadian dollars. For the convenience of the reader, the results for the year ended June 30, 1999, have been converted into U.S. dollars, at the prevailing rate of exchange.

                                                                        AS AT JUNE 30

                                         1999        1999         1998        1997         1996          1995
                                      -------------------------------------------------------------------------
                                        (US)(1)                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash                                 $     3.      $     5.     $    46.     $    --      $    --      $    60.
Current Assets                       $   501.          746.         635.         618.       1,256.       1,069.
Franchise Rights                     $ 2,281.        3,400.       8,573.       9,566.      10,275.      10,984.
Total Assets                         $ 4,101.        6,113.      14,029.      12,888.      13,525.      13,435.

Current Liabilities                  $ 2,251.        3,355.       3,202.       1,402.       1,847.       2,254.
Working Capital (Deficit)            $(1,750.)      (2,609.)     (2,567.)       (783.)       (591.)     (1,185.)
Long Term Liabilities                $ 1,308.        1,949.       1,073.       1,938.       2,279.       1,758.
Non-Controlling Interest                  --            --           --           --           --          232.
Stockholders' Equity                 $   543.          809.       9,754.       9,549.       9,399.       9,192.


     (1) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 1999 Conversion rate: One (1) (US) Dollar equals: $1.4905

                                                                        FOR THE YEAR ENDED JUNE 30
                                                  1999          1999        1998          1997        1996        1995
                                                -------------------------------------------------------------------------
                                                (U.S.)(1)     (IN THOUSANDS, EXCEPT FOR PER SHARE AND RESTAURANT DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue
Royalties                                        $1,212.      $1,807.      $1,783.      $1,781.      $1,968.      $1,947.
Supplier incentives
 commission and other                            $  678.       1,010.       1,097.       1,026.       1,071.       1,001.
Sales of managed franchise stores                $  463.         690.         817.         608.       2,106.       1,579.
Proprietary products                             $  291.         433.         449.         511.         341.          --
Franchise fees                                   $   90.         134.         218.         200.         265.         351.
Construction Revenue                             $  276.         412.         613.         503.         610.          --
                                                 -----------------------------------------------------------------------
Total                                            $3,010.       4,486.       4,977.       4,629.       6,361.       4,878.
                                                 -----------------------------------------------------------------------

Expenses
 Head office administration                      $1,456.      $2,170.      $2,192.      $1,894.      $2,163.      $1,850.
 Managed franchise stores                        $  444.         662.         714.         473.       2,079.       1,687.
 Amortization                                    $  142.         212.         818.         987.         839.         789.
 Franchising                                     $    1.           1.           7.          25.         121.         168.
 Interest                                        $  165.         246.         111.         157.         249.         276.
 Proprietary products                            $  250.         372.         397.         440.         294.          --
Construction Expenses                            $  221.         330.         532.         503.         610.          --
Restructuring costs                              $4,164.       6,207.          --           --           --           --
Write-down of investments in public company      $1,023.       1,525.          --           --           --           --
Legal settlements                                $  839.       1,250.          --           --           --           --
Bad debts - notes receivable                     $  307.         457.          --           --           --           --
                                            ----------------------------------------------------------------------------
Total                                            $9,012.      13,432.       4,771.       4,479.       6,355.       4,771.
                                            ----------------------------------------------------------------------------

Income before income taxes                       (6,002.)     (8,946.)       206.          150.           6.         107.
Income taxes                                         --           --          --            --           --          --
                                            ----------------------------------------------------------------------------
Net Income                                       (6,002.)     (8,946.)        206.         150.           6.         107.
                                            ============================================================================
Avg. No. of Shares Outstanding (2)               19,024.      19,024.      19,024.      19,024.      19,996.      20,742.
Earnings per Share                                (0,32.)      (0,47.)       0,01.        0,00.        0,00.        0,00.
                                            -----------------------------------------------------------------------------
Number of Treats units in Chain                     121.         121.         132.         141.         160.         163.

     (1) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 1999
          Conversion rate: One (1) (US) Dollar equals: 1.4905

     (2) The Company has 19,024,598 shares outstanding. Net profit (loss) per share is calculated based on the weighted average number of shares outstanding for the period. (see Note 11, June 30, 1999).

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise noted)

GENERAL

          -    THE YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30,
               1998

         System-wide retail sales for the twelve months ended June 30, 1999 were $24,121,000 compared to $24,667,000 a decrease of $546,000 or 2.2% for the same period last year. The Company closed down 13 primarily non-performing locations or locations where the Company could not establish satisfactory lease terms with the landlord, during the past fiscal year. On average same store sales showed an increase in sales performance in excess of 5%.

RESULTS OF OPERATIONS

         Total revenue for the year ended June 30, 1999 decreased $491,000 or 9.9% to $4,486,000 from $4,977,000 for the same period last year. The decrease in revenue resulted primarily from:

          - The sales of corporately managed stores decreased by $127,000 or 15.5% to $690,000 from $817,000 for the same period last year. This is the result of the company's ongoing commitment to divest itself from corporately owned locations.

          - Royalties increased $24,000 or 1.3% to $1,807,000 compared to $1,783,000 for the same period last year.

          - Supplier incentives decreased $87,000 or 7.9% to $1,010,000 compared to $1,097,000 the same period last year.

          - Franchising decreased $84,000 or 38.5% to $134,000 compared to $218,000 for the same period last year.

          - Proprietary products sold to distributors for distribution to the franchised and corporately managed locations decreased $16,000 or 3.6% to $433,000 compared to $449,000 for the same period last year.

          - Revenues from construction decreased $202,000 or 33.0% to $411,000 compared to $613,000 for the same period last year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

         The Company made a number of fiscal decisions in the past fiscal year that have significantly impacted expenses and as a direct consequence the profitability of the Company. All of these changes were one-time charges and most represent non-cash charges. (See Management Plan note 15, page 43). The total increase in expenses is $8,660,000. However excluding the one-time charges which are described in detail below, the Company's expenses decreased by $778,000 or 16.3%. The variance in expenses relate to the following:

          - Costs associated with Managed franchised stores decreased $52,000 or 7.3% to $662,000 from $714,000 as a direct result of the decrease in the number of corporately managed stores.

          - Head office and administration expenses decreased $22,000 or 1.0% to $2,170,000 from $2,192,000 for the same period last year.

          - The cost of purchasing certain proprietary products for resale to distributors decreased $25,000 or 6.3% to $372,000 from $397,000 for the same period last year.

          - The cost of construction and renovation of stores decreased by $202,000 or 38.0% to $330,000 compared to $532,000 for the same period last year.

          - As a result of the write-down of franchise rights to their estimated fair market value, amortization was $nil compared to $664,000 in the previous year.

          - Interest expense increased by $135,000 or 121.6% to $246,000 from $111,000 last year. This was the result of interest on a mortgage on the building which houses the offices of the Company and which the Company acquired. In addition the Company recorded interest on a loan from 3193853 Canada Inc. In the previous year the interest portion of the funds owed to 3193853 Canada Inc. had been forgiven.

          - There was a write-down of $1,525,000 of an investment in a US public company which had acquired the rights to develop the Treats concept in the U.S.A. for consideration of convertible preference shares. That company, however, has not been profitable, has not raised sufficient capital nor has it made the required number of new store openings. Management does not believe that there will be any improvement in the foreseeable future and that the asset has been permanently impaired.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          - In addition, management has permanently closed unprofitable stores it reacquired from franchisees in Canada. Accordingly, capital assets were written down to their estimated fair market value.

         The write-downs have been recorded as non-cash restructuring costs, allocated as follows:

                                                                         $

                Franchise rights                                     5,228,388
                Stores and equipment reacquired from franchisees       978,210
                                                                     ---------
                                                                     6,206,598
                                                                     ---------
                                                                     ---------

         - The Company is a defendant in several actions arising in the normal course of business. The Company settled most claims subject to certain terms in the amount of $1,250,000, which has been reflected in the statement of income. As management is of the opinion that the remaining claims, counterclaims or appeals is not determinable at this time, no additional provision has been recorded.

CAPITAL RESOURCES - June 30, 1999

         The Company's projected capital asset requirements for the current fiscal year, are not very demanding and the Company does not anticipate having trouble meeting any of its obligations arising out of the normal course of business.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CASH FLOW - June 30, 1999

         The working capital deficit at the year end increased by $41,000 to $(2,609,000). This was primarily due to the Company being in default of their loan covenants with 3193853 Canada Inc. and the Royal Bank of Canada. In addition, 3193853 Canada Inc. and the Royal Bank of Canada have not waived their rights to call the term loan and subordinated debenture at a future date and accordingly the debts are classified as current. (See note 7 (a) page 38).

         The cash flow from operations during fiscal 1999 decreased by $2,469,000 to $(1,294,000) compared to $1,175,000 in the previous fiscal year this was primarily due to the Company incurring a net loss for the year in the amount of $8,945,000 compromised largely of non-cash write-downs as reflected in the statement of cash flows (see page 29) and in note 10 (see page 40-41). Management believes that these are one-time write-downs and will not be repeated in future years. As well the Company has taken actions to close a number of locations that were unprofitable and not considered likely to become profitable in the near future, and to reduce general and administrative expenses. Management has prepared cash flow projections for the next five years indicating positive cash flows and profitability. The projected cash flows were not audited, reviewed or compiled by the auditors, but were used by the independent appraiser (see note 6 page
         35) in arriving at the valuation of franchise rights.

         As well, Management is actively pursuing alternative financing to replace the subordinated debenture and term loan with more favourable terms.

         Accordingly, based on actions taken and the company's operating plans for the year, the company expects that it will have sufficient cash to be able to continue operations and meet its long-term obligations due within the next fiscal year. (See note 15, Management Plan, page 43)

DEBT TO EQUITY - June 30, 1999

         - As a result of the write-downs described above, as well as in various notes to the audited financial statements included, the debt to equity ratio is not included, as the ratio does not represent meaningful information.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

IN THE YEAR:

         The implementation of the "direct bank transfer" system which automatically withdraws royalty, advertising fund and receivable payments from franchise owners' bank accounts on a weekly basis has continued over the year. Currently 91% of the franchise owners use this method to make their weekly payments. By the end of this fiscal year the Company expects that 100% of all franchise owners will have been converted to the direct transfer system.

         The Company continued to renovate existing stores using the new design criteria developed in the previous fiscal year. These renovations have in virtually every instance resulted in increased sales performance.

         During the year, after extensive testing, a new line of premium cookies was introduced under the "TreatSations." label (Trade Mark registration for TreatSations is pending.) While the introduction of the initial line of TreatSations products was not as successful as Management had anticipated, the Company intends to continue to introduce new products using the TreatSations mark of quality. In January of 2000 the Company will introduce the second component of the TreatSations line, a variety of oatmeal bars.

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

         The Company renewed its long standing contract with Quaker Oats of Canada to supply all of its dry bakery mixes.

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

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CASH FLOW - June 30, 1998

         The working capital deficit at the year end decreased by $1,784,000 to $(2,567,000). This was primarily due to an increase of $1,814,000 in the current portion of the long-term debt.

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

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

IN THE YEAR (CONT'D)

         In December 1998 the EMC Group, Inc. from Lakeland, Florida acquired the National License to franchise the Treats concept throughout the United States. The president of EMC Group is a former Vice President of the Company.

ITEM 7-A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                    n/a

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  TREATS INTERNATIONAL ENTERPRISES, INC.

Consolidated Financial Statements 1999 compared to 1998           Page 24 to 44

                  FINANCIAL
                  STATEMENTS

                  CONSOLIDATED



                  TREATS INTERNATIONAL
                  ENTERPRISES, INC


                  June 30, 1999 and 1998

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)

                                      INDEX

Page

  26                          Auditors' Report

  27 - 28                     Consolidated Balance Sheets

  29                          Consolidated Statements of Income and Deficit

  30                          Consolidated Statements of Cash Flows

  31                          Consolidated Statements of Stockholders' Equity

  32 - 44                     Notes to the Consolidated Financial Statements

                             AUDITORS' REPORT

TO THE SHAREHOLDERS OF
         TREATS INTERNATIONAL ENTERPRISES, INC.

We have audited the consolidated balance sheets of TREATS INTERNATIONAL ENTERPRISES, INC. as at June 30, 1999 and 1998 and the consolidated statements of income and deficit, cash flows and stockholders' equity for the years ended June 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997 in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States).

                             Chartered Accountants

Toronto, Canada
October 29, 1999

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998
                               (CANADIAN DOLLARS)


                                                                       NOTE                 1999               1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                              $                  $
                                                      ASSETS

CURRENT

         Accounts receivable                                                              202,544           193,718
         Current portion of notes receivable                                              213,234           217,205
         Prepaid expenses                                                                 174,328           144,606
         Construction work in process                                                     151,283            33,476
         Cash                                                                               5,014            45,874
                                                                                  -----------------------------------

                                                                                          746,403           634,879


DEFERRED COSTS                                                                              -               268,566

NOTES RECEIVABLE                                              3                        525,593              819,820

INVESTMENT IN PUBLIC COMPANY                                  4                          93,351           1,617,912

CAPITAL ASSETS                                                5                        1,347,994          2,020,533

ADVERTISING COMMITMENT                                                                      -                94,576

FRANCHISE RIGHTS                                              6                       3,400,000           8,572,715
                                                                                  -----------------------------------

                                                                                      6,113,341          14,029,001
                                                                                  -----------------------------------
                                                                                  -----------------------------------

         Approved on behalf of the Board:

                                           Director

         -------------------------------

                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998
                               (CANADIAN DOLLARS)


                                                              NOTE               1999                    1998
-------------------------------------------------------------------------------------------------------------------
                                                                                 $                         $
                                                    LIABILITIES

CURRENT

         Accounts payable and accrued liabilities                              611,528                      953,620
         Current portion of long-term debt                                   2,743,495                    2,249,109
                                                                       --------------------------------------------
                                                                             3,355,023                    3,202,729

LONG-TERM DEBT                                                7              1,736,770                      833,511

LEASE SECURITY DEPOSITS                                                        212,212                      238,381
                                                                       --------------------------------------------
                                                                             5,304,005                    4,274,621
                                                                       --------------------------------------------

COMMITMENTS AND CONTINGENCIES                                 8

                                               STOCKHOLDERS' EQUITY

CAPITAL STOCK

Preferred

Authorized, 10,000,000 non-voting, cumulative shares, dividends at U.S.$.028 per share(Cdn.$.041 per share), redeemable at option of Company at U.S.$1 per share, par value U.S.$0.50

 Issued, 5,409,825 series A shares                                           3,732,779                    3,732,779
Common
 Authorized, 33,333,333 shares, par value
   U.S. $0.001
 Issued , 19,024,598 shares                                                     19,025                       19,025
 Additional paid-in capital                                                 10,757,739                   10,757,739
                                                                       --------------------------------------------
                                                                            14,509,543                   14,509,543
DEFICIT                                                                    (13,700,207)                  (4,755,163)
                                                                       --------------------------------------------
                                                                               809,336                    9,754,380
                                                                       --------------------------------------------
                                                                             6,113,341                   14,029,001
                                                                       --------------------------------------------
                                                                       --------------------------------------------

                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT

                    YEARS ENDED JUNE 30. 1999, 1998 AND 1997

                               (CANADIAN DOLLARS)


                                                     NOTE                   1999          1998             1997
-------------------------------------------------------------------------------------------------------------------
                                                                              $             $                $

REVENUES

     Royalties                                                           1,807,184      1,783,428        1,780,872
     Supplier incentives and other                                       1,009,898      1,097,316        1,026,046
     Sales of managed franchise stores                                     690,139        816,648          607,752
     Proprietary products                                                  433,391        448,634          511,052
     Construction                                                          411,260        612,915          503,521
     Franchising                                                           134,373        217,941          200,019
                                                                       --------------------------------------------
                                                                         4,486,245      4,976,882        4,629,262
                                                                       --------------------------------------------
EXPENSES

     Restructuring costs                              10                 6,206,598          -                 -
     Head office and administration                                      2,169,717      2,192,004        1,893,869
     Write -down of investment in public
          company                                      4                 1,524,561          -                 -
     Legal settlements                                 8                 1,250,000          -                 -
     Managed franchise stores                                              661,788        714,357          474,128
     Bad debts - notes receivable                      3                   457,245          -                 -
     Construction expenses                                                 330,360        531,796          503,521
     Proprietary products                                                  372,415        396,566          439,714
     Interest on long-term debt                                            246,005        111,163          156,716
     Franchising                                                             1,375          7,337           24,817
     Amortization
          Capital assets                                                   138,523        745,424          889,083
          Deferred costs                                                    72,702         72,702           97,424
                                                                       --------------------------------------------
                                                                        13,431,289      4,771,349        4,479,272
                                                                       --------------------------------------------
NET INCOME (LOSS) FOR THE YEAR                                          (8,945,044)       205,533          149,990

DEFICIT, BEGINNING OF YEAR                                              (4,755,163)    (4,960,686)      (5,110,686)
                                                                       --------------------------------------------

DEFICIT, END OF YEAR                                                   (13,700,207)    (4,755,163)      (4,960,696)
                                                                       --------------------------------------------
                                                                       --------------------------------------------
EARNINGS (LOSS) PER SHARE                             11                     (0.47)          0.01             0.00
                                                                       --------------------------------------------
                                                                       --------------------------------------------

                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEAR ENDED JUNE 30, 1999, 1998 AND 1997

                               (CANADIAN DOLLARS)


                                                                        1999                 1998           1997
-------------------------------------------------------------------------------------------------------------------
                                                                           $                    $            $
NET INFLOW (OUTFLOW) OF CASH RELATED
    TO THE FOLLOWING ACTIVITIES

OPERATING
     Net income (loss) for the year                                  (8,945,044)            205,533        149,990
     Items not affecting cash
       Amortization
         Capital assets                                                 138,523             745,424        889,083
         Deferred costs                                                  72,702              72,702         97,424
     Capital assets                                                    (419,418)           (412,062)      (353,414)
     Franchise stores held for resale                                      -                412,062        353,414
     Write -down of franchise rights                                  5,228,388                -               -
     Write -down of investment in public company                      1,524,561                -               -
     Write -down of capital assets                                      978,210                -               -
     Bad debts - notes receivable                                       457,245                -               -
     Write off of deferred costs                                        195,864                -               -
                                                                     ----------------------------------------------
                                                                       (768,969)          1,023,659      1,136,497
Changes in non-cash operating  items                                   (524,612)            151,263       (101,814)
                                                                     ----------------------------------------------
                                                                     (1,293,581)          1,174,922      1,034,683
                                                                     ----------------------------------------------
FINANCING
     Long-term debt                                                   1,397,645             943,897        (86,012)
     Bank indebtedness                                                     -               (102,232)       (84,986)
                                                                     ----------------------------------------------
                                                                      1,397,645             841,665       (170,998)
                                                                     ----------------------------------------------
INVESTING
     Franchise stores held for resale                                      -               (269,981)       (19,210)
     Deferred costs                                                        -                 32,742       (332,026)
     Notes receivable                                                  (159,047)            590,217       (422,092)
     Investment in public company                                          -             (1,617,912)           -
     Purchase of capital assets                                         (24,779)         (1,082,885)      (109,667)
     Proceeds on disposal of capital assets and franchise rights           -                471,682            -
     Advertising commitment                                              94,576             (94,576)        19,310
     Purchase of franchise rights                                       (55,674)               -               -
                                                                     ----------------------------------------------
                                                                       (144,924)         (1,970,713)      (863,685)
                                                                     ----------------------------------------------
NET CASH INFLOW (OUTFLOW)                                               (40,860)             45,874            -

CASH POSITION, BEGINNING OF YEAR                                         45,874                -               -
                                                                     ----------------------------------------------
CASH POSITION, END OF YEAR                                                5,014              45,874            -
                                                                     ----------------------------------------------
                                                                     ----------------------------------------------

                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 10)

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                               (CANADIAN DOLLARS)


                                       -----   PREFERRED SHARES ---  ----  COMMON SHARES ---
                                             SHARES       AMOUNT        SHARES       AMOUNT       DEFICIT      TOTAL
------------------------------------------------------------------------------------------------------------------------

                                                            $                           $            $           $

Balance, June 30, 1996                     5,409,825    3,732,779     19,024,598   10,776,764   (5,110,686)    9,398,857

Net income for the year                         -           -              -            -          149,990       149,990
                                           -----------------------------------------------------------------------------
Balance, June 30, 1997                     5,409,825    3,732,779     19,024,598   10,776,764   (4,960,696)    9,548,847

Net income for the year                         -           -              -            -          205,533       205,533
                                           -----------------------------------------------------------------------------

Balance June 30, 1998                      5,409,825    3,732,779     19,024,598   10,776,764   (4,755,163)    9,754,380

Net loss for the year                           -           -              -            -       (8,945,044)   (8,945,044)
                                           -----------------------------------------------------------------------------

Balance June 30, 1999                      5,409,825    3,732,779     19,024,598   10,776,764  (13,700,207)      809,336
                                           -----------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------

                           See the accompanying notes


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)
-----------------------------------------------------------------------------

1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

        These consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries, as follows:

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

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)
-----------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        REVENUE RECOGNITION

        Franchise fees and construction revenue arises on the sale of national, area and store franchises. Franchise store revenue is recognized as income when the respective purchase and sale agreements have been signed, all material conditions relating to the sale have been substantially completed by the Company or the franchise store has commenced operations. Revenue from national and area franchise agreements is recognized when the area development agreement has been signed or all substantial obligations of the Company have been completed.

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

        INVESTMENT IN PUBLIC COMPANY

        The investment in public company is accounted for at cost. Under the cost method, the investment is recorded at its original cost, and earnings from the investment are recognized only to the extent of dividends received or receivable. When evidence indicates a permanent decline in value the investment is written down.


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)
-----------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        CAPITAL ASSETS AND AMORTIZATION

        Capital assets are recorded at cost less accumulated amortization. Amortization is provided for at rates intended to write off the assets over their estimated economic lives, as follows:

        Building                                  -    20 years straight-line
        Furniture, fixtures and equipment         -    5 years straight-line
        Corporate owned stores reacquired
           from franchisees                       -    5 years straight-line
        Corporate owned store equipment
           reacquired from former
           franchisees                            -    5 years straight-line


        FRANCHISE RIGHTS

        Franchise rights are carried at the lower of cost less accumulated amortization, and fair market value. Amortization is provided for on the straight-line basis over 10 years.

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


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)


                                                                                         1999               1998
-------------------------------------------------------------------------------------------------------------------

 3.     NOTES RECEIVABLE

        Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from July 1998 to June 2020.

                                                                                            $                 $
        Notes receivable, net of allowance  for doubtful
             accounts of nil (1998 - nil)                                                738,827          1,037,025
        Less current portion                                                            (213,234)          (217,205)
                                                                                ------------------------------------

                                                                                         525,593            819,820
                                                                                ------------------------------------
                                                                                ------------------------------------

        During the year, the Company wrote off $457,245 of notes, due to the closing of unprofitable stores (note 10).

4.      INVESTMENT IN PUBLIC COMPANY

        In 1998 the Company sold the U.S. area rights for consideration of 2,800,000 class "A" convertible preference shares in EMC Group Inc., a U.S. public company incorporated in the State of Florida, via a management buy-out by former employees of the company. The investment has been recorded at the cost of equipment and franchise rights transferred to EMC Group Inc. based on the available information at the time of the sale.

        The preference shares are convertible to common stock for the equivalent of US$2,800,000 based on average market value of the common stock for the 60 days prior to the date of conversion, subject to approval of the board of directors of EMC Group Inc. EMC Group Inc. will only permit the conversion of preferred shares to common shares of EMC Group Inc as long as the conversion does not exceed 10% of the total number of outstanding common shares of EMC Group Inc.

        Contrary to the agreement with the Company, since incorporation, EMC Group Inc. has not raised sufficient capital, nor has it made any significant additional store openings. In addition, EMC Group Inc. has not been profitable and management does not anticipate an improvement in operations in the U.S. in the foreseeable future. Based on the above, management believes that there has been a permanent impairment in value, and the asset has been written down to its market value in the current fiscal year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)


                                                                                              1999               1998
-----------------------------------------------------------------------------------------------------------------------

5.      CAPITAL ASSETS                                             ACCUMULATED
                                                     COST          AMORTIZATION          ---- NET BOOK VALUE ----

                                                        $                  $                    $                 $

        Land                                         457,885             -                 457,885               457,885
        Building                                     625,000           22,894              602,106               625,000
        Furniture, fixtures and equipment            708,679          682,683               25,996                51,348
        Corporate owned stores  reacquired
               from franchisees                      218,700           43,740              174,960               712,206
        Corporate owned store equipment
               reacquired from former
               franchisees                           108,809           21,762               87,047               174,094
                                                   ---------------------------------------------------------------------
                                                   2,119,073          771,079            1,347,994             2,020,533
                                                   ---------------------------------------------------------------------
                                                   ---------------------------------------------------------------------

6.      FRANCHISE RIGHTS


                                                                                                $                   $


        Franchise rights (see note 10)                                                   3,400,000            13,284,863
        Accumulated amortization                                                             -                (4,712,148)
                                                                                         --------------------------------
                                                                                         3,400,000             8,572,715
                                                                                         --------------------------------
                                                                                         --------------------------------

        The Company obtained an independent appraisal from Scott Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,400,000 as at June 30, 1999.


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)


                                                                                         1999                 1998
-----------------------------------------------------------------------------------------------------------------------


7.      LONG - TERM DEBT                                                                    $                   $
        Business Development Bank of Canada Term loan, repayable in 47 monthly instalments of $4,200 plus interest at prime plus 2%, due July 23,
             2003, secured by a general security agreement, second mortgage on the land and building at 418 Preston Street, and a personal
             guarantee of up to 50% by one of the shareholders                                200,000               -
        3193853 Canada Inc.
             Term loan, repayable in 59 monthly instalments of $20,000 plus interest at 10% per annum, due July 1, 2004, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in subsidiary and associated
             companies (see note (a) below)                                                 1,180,824         1,025,000
        J.  Laverty
             Mortgage bearing interest at 7% payable in 261 monthly instalments of $1,335 on interest and principal, due June 2019, secured by land and building at 418 Street, Ottawa, Ontario and a General Security
             Agreement                                                                        171,955           175,793
        D  Crawford
             Term loan, repayable in 48 monthly instalments of $2,000 of principal and interest at 10%, due March 2003,
             secured by a General Security Agreement                                           81,085            91,942
        Royal Bank Capital Corporation
             Subordinated debenture, bearing interest at 8% per annum, payable in 60 monthly instalments, due June 30, 2001, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in subsidiary and associated
             companies (see note (a) below)                                                 1,129,562         1,129,562
                                                                                            ---------------------------

       Carried forward                                                                      2,763,426         2,422,297

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)


                                                                                         1999                 1998
-----------------------------------------------------------------------------------------------------------------------


7.      LONG-TERM DEBT (CONT'D)                                                           $                   $

        Brought forward                                                                     2,763,426         2,422,297

        Business Development Bank of Canada
              Term loan, repayable in 47 monthly instalments of $2,000 plus interest at prime plus 4%, due July 23, 2003, secured by a general security agreement, general assignment of books debts and franchise rights, pledge of all the shares in subsidiary
              and associated companies                                                         24,000            48,000
        La Caisse Populaire St. Charles Ltee
              Mortgage, bearing interest at 5.9% per annum payable in 105 monthly instalments of $4,884 on interest and principal, due
              March 2007, secured by land and building at 418 Preston Street
              in Ottawa, Ontario                                                              360,987           398,149
         Other long-term debt
              Non-interest bearing, with various terms of
              repayment ending in 2002                                                         81,852           214,174
         Legal settlements, non-interest-bearing,  principal
              only including 8% imputed interest of $520,637,
              payments of $175,000 annually, with various terms
              of repayment ending in 2006, see note 8 (a)                                   1,250,000               -
                                                                                          -----------------------------

                                                                                            4,480,265         3,082,620
           Less current portion                                                            (2,743,495)       (2,249,109)

                                                                                            1,736,770           833,511
                                                                                          -----------------------------
                                                                                          -----------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                               (CANADIAN DOLLARS)

-----------------------------------------------------------------------------

7.      LONG-TERM DEBT (CONT'D)

        (a) The Company is in default of their loan covenants with 3193853 Canada Inc. and Royal Bank Capital Corporation. 3193853 Canada inc. and Royal Bank Capital have not waived their rights to call the term loan and subordinated debenture at a future date and accordingly the debt are classified as current.

        Interest expense for the year related to long-term debt was $246,005 (1998 - $111,163).

        The minimum future principal repayments required over the next five years are as follows:

                                         $

        2000                      2,743,495
        2001                        318,032
        2002                        300,710
        2003                        305,173
        2004                        247,000
        Subsequent                  565,855
                                 ------------
                                  4,480,265
                                 ------------
                                 ------------

8.      COMMITMENTS AND CONTINGENCIES

        (a) The Company is a defendant in several actions arising in the normal course of business. The Company settled most claims subject to certain terms in the amount of $1,250,000, which has been reflected in the statement of income.

                   As management is of the opinion that the remaining claims, counterclaims or appeals is not determinable at this time, no additional provision has been recorded.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                               (CANADIAN DOLLARS)

------------------------------------------------------------------------------

8.   COMMITMENTS AND CONTINGENCIES (CONT'D)

     (b) The Company has lease commitments for corporate-owned stores and office premises. The Company also, as the franchisor, is the lessee in most of the franchisees' lease agreements. The Company enters into sublease agreements with individual franchisees, whereby the franchisee assumes responsibility for, and makes lease payments directly to, the landlord. The aggregate rental obligations under these leases over the next five years are as follows:

                                                        $
          Year ending June 30
                           2000                     2,849,462
                           2001                     2,435,259
                           2002                     1,845,700
                           2003                     1,428,400
                           2004                     1,121,205
                           Later Years              1,888,300
                                                   ----------
          Total minimum payments*                  11,568,326
                                                   ==========

          * Minimum payments have not been reduced by minimum sublease rentals for $10,726,677 due in future under non-cancellable subleases.

                                                     YEAR ENDING JUNE 30,
                                                   2000              1999

                                                     $                 $
             Minimum rentals                     2,849,462         2,872,597
             Less: sublease rentals             (2,697,852)       (2,721,987)
                                                ----------------------------
                                                   151,610           150,610
                                                ============================

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                               (CANADIAN DOLLARS)

----------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 7) for which the related interest expense was $112,620 (1998 - $104,012).

          Undeclared dividends for July 1, 1994 to June 30, 1999 on the preferred shares owned by the Royal Bank are $1,026,515.

     (b) In the 1998 fiscal year, the Company has purchased its office premises, land and building at 418 Preston Street, Ottawa, from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company whose family owns approximately 32.6% of the common stock of the Company.

     (c) The President of 3193853 Canada Inc. with whom the Company has a term loan payable, is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $77,890 (1998 - $nil).

     (d) Accounts payable includes $34,726 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

10.  RESTRUCTURING COST

     In conjunction with the permanent decline in the value of the investment in EMC Group Inc. (note 4), management has formalized a plan whereby the Company will not enter into the U.S. market and will focus expansion strictly in Canada. Accordingly, as there is no longer a value attributable to the U.S. franchise rights, a valuation based on this plan resulted in a write-down of the franchise rights (see note 6).

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                               (CANADIAN DOLLARS)

                                                     1999              1998
-----------------------------------------------------------------------------

10.  RESTRUCTURING COST (CONT'D)

     In addition, management has permanently closed unprofitable stores it reacquired from franchisees in Canada. Accordingly, capital assets were written down to their estimated fair market value.

     The write-downs have been recorded as non-cash restructuring costs, allocated as follows:

                                                               $
     Franchise rights                                      5,228,388
     Stores and equipment reacquired from franchisees        978,210
                                                           ---------
                                                           6,206,598
                                                           ---------

11.  EARNINGS (LOSS) PER SHARE

     Primary earnings (loss) per share                (0.47)         0.01
                                                 ========================
     Weighted average number of common
     shares outstanding                          19,024,598    19,024,598
                                                 ========================

     The calculation of fully diluted earnings per common share assumes that, if a dilutive effect is produced, all convertible securities have been converted, all shares to be issued under contractual commitments have been issued and all outstanding options have been exercised at the later of the beginning of the fiscal period and the option issue date. If all conversions had occurred, the Company would have had to increase its maximum authorized common shares. Fully diluted earnings per share are not presented as they are anti-dilutive.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                               (CANADIAN DOLLARS)

----------------------------------------------------------------------------

12.  FINANCIAL INSTRUMENTS

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

13.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspect of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

14.  COMPARATIVE FIGURES

     Prior years figures have been reclassified to conform with the current year's presentation.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998
                               (CANADIAN DOLLARS)

----------------------------------------------------------------------------

15.  MANAGEMENT PLAN

     As disclosed in the financial statements, the Company has incurred a net loss for the year in the amount of $8,945,044 compromised largely of non-cash write-downs as reflected in the statement of cash flows and in note 10. Management feels that these are one-time write-downs and will not be repeated in future years. As well the Company has taken actions to close a number of locations that were unprofitable and not considered likely to become profitable in the near future, and to reduce general and administrative expenses. Management has prepared cash flow projections for the next five years indicating positive cash flows and profitability. The projected cash flows were not audited, reviewed or compiled by the auditors, but were used by the independent appraiser (see note 6) in arriving at the valuation of franchise rights.

     As well, the Company is in violation of certain debt covenants as discussed in note 7. While the lenders have never indicated an intention to demand payments as they have the right to do, the relevant long-term debt has been classified as a current liability the accompanying balance sheet. Management is actively pursuing alternative financing to replace the subordinated debenture and term loan with more favourable terms.

     Accordingly, based on actions taken and the company's operating plans for the year, the company expects that it will have sufficient cash to be able to continue operations and meet its long-term obligations due within the next fiscal year.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

----------------------------------------------------------------------------

        -   No Disagreements or changes.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names of the Company's Directors and Officers. The Directors of the Company are elected annually by the shareholders and the Officers are appointed annually by the Board of Directors.

The Company intends to expand the Board to five Directors.

NAME                       AGE          POSITION
Paul J. Gibson             44           President, C.E.O. and Director
John A. Deknatel           52           Chief Operating Officer
Peter-Mark Bennet          42           Director
Francois Turcot            39           Director of Finance

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

JOHN A. DEKNATEL

Mr. Deknatel is C.O.O of The Company. He also serves in various capacities for The Company's wholly owned subsidiaries. Prior to joining The Company in 1991, Mr. Deknatel served as Vice President and General Manager of Manchu Wok U.S.A., a division of Scott's Hospitality, of Toronto, Ontario.

PETER-MARK BENNETT

Mr. Bennett was appointed Director December 16, 1994. Since 1998 he has served TELUS Advanced Communications (Calgary) as Manager of Internetworking Services. From August 1997 to October 1998 Mr. Bennett was Director of Marketing for Neptec Design Group Ltd. of Ottawa, From July 1994 to July 1997 Mr. Bennett was Director of Operations for Network Xcellence Ltd. (Ottawa). From July 1990 to June 1992 he was Vice-President of Treats Inc. Prior to July 1990 he was Managing Director of Widely Held Northern & Eastern Investments Ltd.

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

ITEM 11  EXECUTIVE COMPENSATION

Set forth in the table below, is the cash compensation paid to the C.E.O. of The Company and the total to all Executive Officers as a group:

                                                  U.S. ($)
                           CAPACITIES IN          CASH
Name of Individual         WHICH SERVED           COMPENSATION
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

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth as of the date of November 30, 1999, the number and percentage owned of record and beneficially, by each Officer and Director of The Company and by any other person owning 5% or more of the outstanding shares.

PRINCIPAL SHAREHOLDERS & OFFICERS           Effective November 30, 1999
---------------------------------
                                          # Shares of                %
                                          Common stock           Ownership
                                           Registered
                                          --------------------------------
Paul Gibson Intrust                 (1)      960,049.              5.05%
418 Preston Street
Ottawa, Ontario (K1S 4N2)

John Deknatel                                131,121.               .69%
418 Preston Street
Ottawa, Ontario (K1S 4N2)

Access Investment Group Ltd.        (2)    5,060,285.             26.60%
Sassoon House
Nassau, Bahamas

Francois Turcot                               36,458.               .19%
418 Preston Street
Ottawa, Ontario (K1S 4N2)
                                           -----------------------------
Officers & Directors as a group            6,187,913.             32.53%
                                           =============================

OWNERS IN EXCESS OF 5%
----------------------

Royal Bank / RBCC                   (3)    7,207,760.             37.89%
200 Bay Street, 13th Floor
Toronto, Ontario (M5J 2J5)

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         (CONT'D)

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

                                                               SHARES
                                                            ------------
     Current Holdings RBCC/Royal Bank                         7,207,760.

     POTENTIAL CONVERSION OF PREFERRED SHARES
     AND DIVIDEND.

     Preferred Shares              $3,732,779 @ $0.03       124,425,967.

     Dividend to June 30, 1999     $1,026,514 @ $0.03        34,217,133
                                                            ------------
     Fully diluted ownership of RBCC/Royal Bank        (1)  165,850,860.
                                                            ============

     (1) MAXIMUM SHARES AVAILABLE = 33,333,333

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         RELATED PARTY TRANSACTIONS

         (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 7) for which the related interest expense was $112,620 (1998 - $104,012).

              Undeclared dividends for July 1, 1994 to June 30, 1999 on the preferred shares owned by the Royal Bank are $1,026,515.

         (b) The President of 319853 Canada Inc. with whom the Company has a term loan payable, is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $77,890 (1998 - $nil).

         (c) Accounts payable includes $34,726 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

INDEX

-  Computation of Earnings Per Share -
                U.S. GAAP - Treasury Share Method                     Page 51

-  Computation of Earnings Per Share -
                Treasury Share Method                                 Page 52

-  Auditors' Report on Financial Statement Schedules                  Page 53

COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD

                                                        FOR THE FISCAL QUARTER ENDED                 FOR THE FISCAL YEAR ENDED
                                           ------------------------------------------------------------------------------------
                                             SEPTEMBER      DECEMBER         MARCH         JUNE         JUNE            JUNE
                                                1998          1999            1999         1999         1999            1998
                                           ------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE - U.S. GAAP
--------------------------------------

Net earnings                                  $24,408.       $59,340.      $50,666.   ($9,079,458.)  ($8,945,044.)    $205,533.
Cumulative dividends                          (51,326.)      (51,326.)     (51,326.)      (51,326.)    ($205,304.)   ($205,304.)
                                           ------------------------------------------------------------------------------------
Net earnings after cumulative
  dividends                                  ($26,918.)       $8,014.        ($660.)  ($9,130,784.)  ($9,150,348.)        $229.
                                           ====================================================================================
Common Shares outstanding at the
  beginning of the period                  19,024,598.    19,024,598.   19,024,598.    19,024,598.    19,024,598.   19,024,598.

Weighted average number of Common
  Shares issued during the period                   0.             0.            0.             0.             0.            0.
                                           ------------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of
  the period                               19,024,598.    19,024,598.   19,024,598.    19,024,598.    19,024,598.   19,024,598.
                                           ------------------------------------------------------------------------------------
Treasury Common Shares assumed
  purchased from proceeds of issue                  0.             0.            0.             0.             0.            0.

BASIC EARNINGS PER SHARE                     ($0.0014)      $0.00004      ($0.0000)      ($0.4799)      ($0.4810)      $0.0000
                                           ====================================================================================

FULLY DILUTED EARNINGS PER SHARE -
  U.S. GAAP
----------------------------------

Net earnings as reported
         Less: Cumulative dividends          ($26,918.)       $8,014.        ($660.)  ($9,130,784.)  ($9,150,348.)        $229.
                                           ====================================================================================
After tax imputed earnings from the
  investment of funds received through
  dilution                                         $0             $0            $0             $0             $0            $0

Adjusted net earnings                        ($26,918.)       $8,014.        ($660.)  ($9,130,784.)  ($9,150,348.)        $229.

Weighted average number of Common
  Shares outstanding at the end of
  the period                               19,024,598.    19,024,598.   19,024,598     19,024,598.    19,024,598.   19,024,598.

Weighted average Common Stock
  equivalent based on conversion of
  Warrants and Stock Options               14,308,735.    14,308,735.   14,308,735.    14,308,735.    14,308,735.   14,308,735.
                                           ------------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of
  the period                               33,333,333.    33,333,333.   33,333,333.    33,333,333.    33,333,333.   33,333,333.
                                           ------------------------------------------------------------------------------------
Fully diluted earnings per share             ($0.0008)       $0.0002      ($0.0000)      ($0.2739)      ($0.2745)      $0.0000
                                           ====================================================================================

COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD

                                                        FOR THE FISCAL QUARTER ENDED                 FOR THE FISCAL YEAR ENDED
                                           ------------------------------------------------------------------------------------
                                             SEPTEMBER      DECEMBER         MARCH         JUNE         JUNE            JUNE
                                                1998          1999            1999         1999         1999            1998
                                           ------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
------------------------

Net earnings                                  $24,408.       $59,340.      $50,666.   ($9,079,458.)  ($8,945,044.)    $205,533.
Cumulative dividends                          (51,326.)      (51,326.)     (51,326.)      (51,326.)    ($205,304.)   ($205,304.)
                                           ------------------------------------------------------------------------------------
Net earnings after cumulative
  dividends                                  ($26,918.)       $8,014.        ($660.)  ($9,130,784.)  ($9,150,348.)        $229.
                                           ====================================================================================
Common Shares outstanding at the
  beginning of the period                  19,024,598.    19,024,598.   19,024,598.    19,024,598.    19,024,598.   19,024,598.

Weighted average number of Common
  Shares issued (cancelled) during
  the period                                        0.             0.            0.             0.             0.            0.
                                           ------------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of
  the period                               19,024,598.    19,024,598.   19,024,598.    19,024,598.    19,024,598.   19,024,598.
                                           ------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                     ($0.0014)       $0.0004      ($0.0000)      ($0.4799)      ($0.4810)      $0.0000
                                           ====================================================================================

FULLY DILUTED EARNINGS PER SHARE
--------------------------------

Net earnings before imputed earnings
         Less: Cumulative dividends          ($26,918.)       $8,014.        ($660.)  ($9,130,784.)  ($9,150,348.)        $229.
                                           ====================================================================================
After tax imputed earnings from the
  investment of funds received through
  dilution                                         $0.            $0.           $0.            $0.            $0.           $0.

Adjusted net earnings
         Less: Cumulative dividends          ($26,918.)       $8,014.        ($660.)  ($9,130,784.)  ($9,150,348.)        $229.

Weighted average number of Common
  Shares outstanding at the end of
  the period                               19,024,598.    19,024,598.   19,024,598     19,024,598.    19,024,598.   19,024,598.

Weighted average Common Stock
  equivalents based on conversion of
  Warrants and Stock Options               14,308,735.    14,308,735.   14,308,735.    14,308,735.    14,308,735.   14,308,735.
                                           ------------------------------------------------------------------------------------
Weighted average number of Common
  Shares outstanding at the end of
  the period                               33,333,333.    33,333,333.   33,333,333.    33,333,333.    33,333,333.   33,333,333.
                                           ------------------------------------------------------------------------------------
Fully diluted earnings per share             ($0.0008)       $0.0002      ($0.0000)      ($0.2739)      ($0.2745)      $0.0000
                                           ====================================================================================

                AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

TO THE BOARD OF DIRECTORS OF
TREATS INTERNATIONAL ENTERPRISES INC.

We have audited the consolidated balance sheet of Treats International Enterprises Inc. as at June 30, 1999, 1998 and the consolidated statements of income and deficit, cash flow and stockholders' equity for the years the year ended June 30, 1999, 1998 and 1997 and have issued our report thereon dated October 29, 1999; such consolidated financial statements and our report thereon are included elsewhere herein. Our examinations also comprehended the financial statement schedules of Treats International Enterprises Inc. listed in item 14 in its Report on Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.


                                Horwath Orenstein LLP

                                Chartered Accountants

October 29, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TREATS INTERNATIONAL ENTERPRISES, INC.



December 30, 1999                   By:    \s\
                                        -----------------------------------
                                                             PAUL J. GIBSON
                                                      Chairman of the Board
                                        President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



December 30, 1999                   By:    \s\
                                        -----------------------------------
                                                              JOHN DEKNATEL
                                                    Chief Operating Officer



December 30, 1999                   By:    \s\
                                        -----------------------------------
                                                            FRANCOIS TURCOT
                                                        Director of Finance