Form 10-Q
period 1999-09-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 2000-01-21
CIK 842906

                                     [LOGO]

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                 (For The Three Months Ended September 30, 1999)

                                   Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                        --------------------------------
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (D)
               -------------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

For the 3 months ended                                   Commission File No:
September 30, 1999                                             0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                   I.R.S. Employer No:
   DELAWARE                                                      13-3495199

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

                                       YES
                                       ---

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                      Three months ended September 30, 1999



                                      INDEX

                                                                            PAGE

PART 1        FINANCIAL INFORMATION

ITEM 1        Balance Sheet, September 30, 1999                        1

              Statement of Income - September 30, 1999                 2

              Statement of Cash Flows, September 30, 1999              3

              Statement of Stockholder's Equity                        4

              Notes to Financial Statements                            5 to 16

ITEM 2        Management's Discussion and Analysis
              of the Statement of Income                               17 to 19

PART 11       Other Information - Items 1 to 6                         20

              Signatures                                               21

                   TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED BALANCE SHEET
                             (CANADIAN DOLLARS)


                                                                    SEPTEMBER  30        JUNE 30       SEPTEMBER 30        JUNE 30
                                              NOTE                      1999              1999             1998             1998
                                                                    (UNAUDITED)         (AUDITED)      (UNAUDITED)        (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          $                 $               $                  $
                                                            ASSETS
CURRENT ASSETS
Cash                                                                         0.            5,014.               0.          45,874.
Accounts Receivable                                                    318,398.          202,544.         418,226.         193,718.
Prepaid Expenses                                                       208,165.          174,328.         167,089.         144,606.
Construction work in process                                           185,715.          151,283.         406,529.          33,476.
Current portion of notes receivable                                    215,000.          213,234.         172,945.         217,205.
                                                             ----------------------------------------------------------------------
                                                                       927,278.          746,403.       1,164,789.         634,879.

NOTES RECEIVABLE                                             3         576,961.          525,593.         846,163.         819,820.
CAPITAL ASSETS                                               5       1,322,507.        1,347,994.       1,949,090.       2,020,533.
ADVERTISING COMMITMENT                                       2           9,398.                0.         119,970.          94,576.
DEFERRED COSTS                                                               0.                0.         236,401.         268,566.
INVESTMENT IN PUBLIC COMPANY                                 4          93,351.           93,351.       1,617,912.       1,617,912.
FRANCHISE RIGHTS                                             6       3,315,000.        3,400,000.       8,406,654.       8,572,715.
                                                             ----------------------------------------------------------------------
                                                                     6,244,495.        6,113,341.      14,340,980.      14,029,001.
                                                             ----------------------------------------------------------------------
                                                             ----------------------------------------------------------------------
                                                          LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued liabilities                               608,943.          611,528.       1,213,828.         953,620.
Current portion of long-term debt                                    2,744,245.        2,743,495.         719,604.       2,249,109.
                                                             ----------------------------------------------------------------------
                                                                     3,353,188.        3,355,023.       1,930,432.       3,202,729.
                                                             ----------------------------------------------------------------------
LONG-TERM DEBT                                               7       1,684,915.        1,736,770.       2,384,977.         833,511.
LEASE SECURITY DEPOSITS                                                229,271.          212,212.         246,783.         238,381.
                                                             ----------------------------------------------------------------------
                                                                     5,267,374.        5,304,005.       4,562,192.       4,274,621.
                                                             ----------------------------------------------------------------------

CONTINGENCIES
                                                      STOCKHOLDERS EQUITY
CAPITAL STOCK
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.028 per
share, redeemable at option
of company at US $1.00 per share par value US $.50                   3,732,779.        3,732,779.       3,732,779.      3,732,779.
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,598 common shares                                       19,025.           19,025.          19,025.         19,025.
Additional paid - in capital                                        10,757,739.       10,757,739.      10,757,739.     10,757,739.
                                                             ---------------------------------------------------------------------
                                                                    14,509,543.       14,509,543.      14,509,543.     14,509,543.
                                                             ---------------------------------------------------------------------
Deficit                                                           (13,532,422.)     (13,700,207.)     (4,730,755.)     (4,755,163.)
                                                             ---------------------------------------------------------------------
                                                                       977,121.          809,336.       9,778,788.      9,754,380.
                                                             ---------------------------------------------------------------------
                                                                     6,244,495.        6,113,341.      14,340,980.     14,029,001.
                                                             ---------------------------------------------------------------------
                                                             ---------------------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                             (CANADIAN DOLLARS)



                                                              FOR THE FISCAL QUARTER ENDED            FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30    SEPTEMBER 30           SEPTEMBER 30    SEPTEMBER 30
                                                     NOTE         1999            1998                   1999            1998
                                                              (UNAUDITED)     (UNAUDITED)            (UNAUDITED)     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                    $              $                       $               $
REVENUES

Royalties                                                        424,494.        455,890.               424,494.        455,890.
Sales of managed franchise stores                                121,879.        177,313.               121,879.        177,313.
Supplier Incentives, Commissions & Other                         227,444.        254,401.               227,444.        254,401.
Franchising                                                       46,805.         84,000.                46,805.         84,000.
Proprietary products                                             103,388.         91,531.               103,388.         91,531.
Construction revenues                                             75,000.        294,875.                75,000.        294,875.
                                                             -------------------------------------------------------------------

                                                                 999,011       1,358,010.               999,011.      1,358,010.
                                                             -------------------------------------------------------------------

COST AND EXPENSES

Regional operations and franchising                              172,274.        199,887.               172,274.        199,887.
Head office and administration                                   240,093.        234,256.               240,093.        234,256.
Managed franchise stores                                         129,970.        211,391.               129,970.        211,391.
Proprietary products                                              94,641.         80,015.                94,641.         80,015.
Construction expenses                                             13,960.        294,875.                13,960.        294,875.
Interest expense                                                  67,387.         55,682.                67,387.         55,682.
Depreciation and Amortization                                    112,902.        257,496.               112,902.        257,496.
                                                             -------------------------------------------------------------------

                                                                 831,227.      1,333,602.               831,227.      1,333,602.
                                                             -------------------------------------------------------------------

NET INCOME FOR THE PERIOD                                        167,785.         24,408.               167,785.         24,408.
                                                             -------------------------------------------------------------------
                                                             -------------------------------------------------------------------

Earnings per share                                    11            0.01            0.00                   0.01            0.00.
                                                             -------------------------------------------------------------------
                                                             -------------------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                             (CANADIAN DOLLARS)



                                                             FOR THE FISCAL QUARTER ENDED            FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30      SEPTEMBER 30          SEPTEMBER 30     SEPTEMBER 30
                                                                1999              1998                  1999             1998
                                                             (UNAUDITED)       (UNAUDITED)           (UNAUDITED)      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                  $                 $                     $                 $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                  167,785.           24,408.              167,785.         24,408.
ITEMS NOT AFFECTING CASH
   Depreciation & Amortization                                 112,902.          257,496.              112,902.        257,496.
Changes in non-cash operating working capital items           (186,708.)        (362,836.)            (218,648.)      (362,836.)
                                                             -------------------------------------------------------------------
                                                                93,978           (80,932.)              62,038.        (80,932.)
                                                             -------------------------------------------------------------------

FINANCING

Repayment of Long-term debt                                    (51,105.)          21,961.              (19,165.)        21,961.
                                                             -------------------------------------------------------------------
                                                               (51,105.)          21.961.              (19,165.)        21,961.
                                                             -------------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                   (53,134.)          17,917.              (53,134.)        17,917.
Purchase of capital assets                                      (2,414.)         (19,993.)              (2,414.)       (19,993.)
Deferred costs                                                       0.           32,165                     0.         32,165.
Advertising commitment                                          (9,398.)         (25,394.)              (9,398.)       (25,394.)
Security deposits                                               17,059.            8,402.               17,059.          8,402.
                                                             -------------------------------------------------------------------

                                                               (47,887.)          13,097.              (47,887.)        13,097.
                                                             -------------------------------------------------------------------

NET GENERATED CASH (OUTFLOW)                                    (5,014.)         (45,874.)              (5,014.)       (45,874.)

CASH POSITION, BEGINNING OF PERIOD                               5,014.           45,874.                5,014.         45,874.
                                                             -------------------------------------------------------------------

CASH POSITION, END OF PERIOD                                         0.               (0.)                   0.             (0.)
                                                             -------------------------------------------------------------------
                                                             -------------------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   YEAR ENDED JUNE 30, 1999, 1998 AND 1997


                                                      REDEEMABLE, CONVERTIBLE
                                                       ---PREFERRED SHARES---         ---COMMON SHARES---
                                                        SHARES         AMOUNT        SHARES       AMOUNT      DEFICIT       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                          $                          $                        $
Balance, June 30, 1996                              5,409,825      3,732,779       19,024,598   10,776,764  (5,110,686)   9,398,857

Net income for the year                                     -              -                -            -     149,990       49,990
                                                    -------------------------------------------------------------------------------

Balance, June 30, 1997                              5,409,825      3,732,779       19,024,598   10,776,764  (4,960,696)   9,548,847

Net income for the year                                     -              -                -            -     205,533      205,533
                                                    -------------------------------------------------------------------------------

Balance June 30, 1998                               5,409,825      3,732,779        19,024,598  10,776,764  (4,755,163)   9,754,380

Net income for the year                                     -              -                 -           -  (8,945,044)  (8,945,044)
                                                    --------------------------------------------------------------------------------

Balance June 30, 1999                               5,409,825      3,732,779        19,024,598  10,776,764 (13,700,207)     809,336

Net income for the period                                   -              -                 -           -     167,784      167,784
                                                    --------------------------------------------------------------------------------

Balance September 30, 1999                          5,409,825      3,732,779        19,024,598  10,776,764 (13,532,423)     977,121
                                                    --------------------------------------------------------------------------------
                                                    --------------------------------------------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                             (CANADIAN DOLLARS)


------------------------------------------------------------------------------


1.      BASIS OF FINANCIAL STATEMENT PRESENTATION

        These consolidated financial statements comprise the accounts of the Company and its wholly - owned subsidiaries, as follows:

        -      Treats Inc.
        -      Treats Ontario Inc.
        -      Chocolate Gourmet Treats Limited
        -      Treats Canada Corporation


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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


                                                                                                                    JUNE
                                                                                          1999                      1999
-----------------------------------------------------------------------------------------------------------------------------
3.      NOTES RECEIVABLE

        Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from
        July 1999 to June 2020.
                                                                                           $                         $
        Notes receivable, net of allowance  for doubtful
             accounts of nil (1998 - nil)                                                791,961                   738,827
        Less current portion                                                            (215,000)                 (213,234)
                                                                                ---------------------------------------------

                                                                                         576,961                   525,593
                                                                                ---------------------------------------------
                                                                                ---------------------------------------------


4       INVESTMENT IN PUBLIC COMPANY

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

        Contrary to the agreement with the Company, since incorporation, EMC Group Inc. has not raised sufficient capital, nor has it made any significant additional store openings. In addition, EMC Group Inc. has not been profitable and management does not anticipate an improvement in operations in the U.S. in the foreseeable future. Based on the above, management believes that there has been a permanent impairment in value, and the asset has been written down to its market value in the 1999 fiscal year.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


                                                                                  JUNE
                                                                    1999          1999
----------------------------------------------------------------------------------------

5.      CAPITAL ASSETS                             ACCUMULATED
                                         COST     AMORTIZATION    ----NET BOOK VALUE----

                                          $            $              $             $

Land                                    457,885            -       457,885       457,885
Building                                625,000       32,796       592,204       602,106
Furniture, fixtures and equipment       708,679      684,309        24,370        25,996
Corporate owned stores reacquired
  from franchisees                      218,000       54,675       164,025       174,960
Corporate owned store equipment
  reacquired from former
  franchisees                           108,809       27,202        81,607        87,047
                                      --------------------------------------------------

                                      2,119,073      787,982     1,320,090     1,347,994
                                      --------------------------------------------------
                                      --------------------------------------------------

6.      FRANCHISE RIGHTS


                                                                      $             $

Franchise rights                                                 3,400,000     3,400,000

Accumulated amortization                                           (85,000)            -
                                                                 -----------------------

                                                                 3,315,000     3,400,000
                                                                 -----------------------


        The Company obtained an independent appraisal from Scott Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,400,000 as at June 30, 1999.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


                                                                                                                     JUNE
                                                                                         1999                        1999
---------------------------------------------------------------------------------------------------------------------------
7.      LONG - TERM DEBT                                                                    $                      $
        Business Development Bank of Canada Term loan, repayable in 47 monthly instalments of $4,200 plus interest at prime plus 2%, due July 23,
             2003, secured by a general security agreement, second mortgage on the land and building at 418 Preston Street, and a personal
             guarantee of up to 50% by one of the shareholders                           193,200                    200,000
        3193853 Canada Inc.
             Term loan, repayable in 59 monthly instalments of $20,000 plus interest at 10% per annum, due July 1, 2004, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in subsidiary and associated
             companies (see note (a) below)                                            1,180,824                  1,180,824
        J.  Laverty
             Mortgage bearing interest at 7% payable in 261 monthly instalments of $1,335 on interest and principal, due June 2019, secured by land and building at 418 Street, Ottawa, Ontario and a General Security
            Agreement                                                                    170,978                    171,955
        D  Crawford
             Term loan, repayable in 48 monthly instalments of $2,000 of principal and interest at 10%, due March 2003,
             secured by a General Security Agreement                                      78,480                     81,085
        Royal Bank Capital Corporation
             Subordinated debenture, bearing interest at 8% per annum, payable in 60 monthly instalments, due June 30, 2001, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in subsidiary and associated companies
             (see note (a) below)                                                      1,129,562                  1,129,562
                                                                                -------------------------------------------

       Carried forward                                                                 2,753,044                  2,763,426

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


                                                                                                                     JUNE
                                                                                         1999                        1999
---------------------------------------------------------------------------------------------------------------------------
7.      LONG - TERM DEBT (CONT'D)                                                          $                           $

Brought forward                                                                        2,753,044                  2,763,426

   Business Development Bank of Canada Term loan, repayable in 47 monthly instalments of $2,000 plus interest at prime plus 4%, due July 23,
      2003, secured by a general security agreement, general assignment of books debts and franchise rights, pledge of all the shares in
      subsidiary and associated companies                                                 18,000                     24,000
   La Caisse Populaire St. Charles Ltee Mortgage, bearing interest at
      5.9% per annum payable in 105 monthly instalments of $4,884 on interest and principal, due March 2007, secured by land and building at 418 Preston Street in
      Ottawa, Ontario                                                                    352,814                    360,987
   Other long-term debt
      Non-interest bearing, with various terms of
      repayment ending in 2002                                                            77,302                     81,852
   Legal settlements, non-interest-bearing,  principal
      only including 8% imputed interest of $520,637,
      payments of $175,000 annually, with various terms
      of repayment ending in 2006, see note 8 (a)                                      1,228,000                  1,250,000
                                                                                -------------------------------------------

                                                                                       4,429,160                  4,480,265
   Less current portion                                                               (2,744,245)                (2,743,495)
                                                                                -------------------------------------------

                                                                                       1,684,915                  1,736,770
                                                                                -------------------------------------------
                                                                                -------------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


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



        Interest expense for the quarter related to long-term debt was $67,387 (1999 - $55,682).

        The minimum future principal repayments required over the next five years are as follows:

                                         $

        2000                      2,744,245
        2001                        318,032
        2002                        300,710
        2003                        305,173
        2004                        247,000
        Subsequent                  514,000
                                 ----------
                                  4,429,160
                                 ----------
                                 ----------


8.      COMMITMENTS AND CONTINGENCIES

        (a) The Company is a defendant in several actions arising in the normal course of business. The Company settled most claims subject to certain terms in the amount of $1,250,000, which has been reflected in the statement of income of June 30, 1999.

                   As management is of the opinion that the remaining claims, counterclaims or appeals is not determinable at this time, no additional provision has been recorded.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


-----------------------------------------------------------------------------

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

                                                                $
                   Year ending June 30
                                    2000                    2,849,462
                                    2001                    2,435,259
                                    2002                    1,845,700
                                    2003                    1,428,400
                                    2004                    1,121,205
                                    Later Years             1,888,300
                                                           ----------

                   Total minimum payments*                 11,568,326
                                                           ----------
                                                           ----------

        - Minimum payments have not been reduced by minimum sublease rentals for $10,726,677 due in future under non-cancellable subleases.


                                                                                 YEAR ENDING JUNE 30,
                                                                              2000                 1999

                                                                                $                    $
                   Minimum rentals                                          2,849,462            2,872,597
                   Less: sublease rentals                                 ( 2,697,852)          (2,721,987)
                                                                      ------------------------------------

                                                                              151,610              150,610
                                                                      ------------------------------------
                                                                      ------------------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

9.      RELATED PARTY TRANSACTIONS


         (a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 7) for which the related interest expense was $29,582 (1999 - $27,321).

                  Undeclared dividends for July 1, 1994 to September 30, 1999 on the preferred shares owned by the Royal Bank are $1,077,841.


         (b) In the 1998 fiscal year, the Company has purchased its office premises, land and building at 418 Preston Street, Ottawa, from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company whose family owns approximately 32.6% of the common stock of the Company.

         (c) The President of 3193853 Canada Inc. with whom the Company has a term loan payable, is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $23,708 (1999 - $16,738).

         (d) Accounts payable includes $31,426 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.


10.     RESTRUCTURING COST


        In conjunction with the permanent decline in the value of the investment in EMC Group Inc. (note 4), management has formalized a plan whereby the Company will not enter into the U.S. market and will focus expansion strictly in Canada. Accordingly, as there is no longer a value attributable to the U.S. franchise rights, a valuation based on this plan resulted in a write -down of the franchise rights in the 1999 fiscal year.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1999
                               (CANADIAN DOLLARS)

                                                                           JUNE
                                                       1999                1999
-------------------------------------------------------------------------------


10.     RESTRUCTURING COST(CONT'D)


        In addition, management has permanently closed unprofitable stores it reacquired from franchisees in Canada. Accordingly, capital assets were written down to their estimated fair market value


        The write-downs have been recorded as non-cash restructuring costs, allocated as follows:


                                                                                         $                $

               Franchise rights                                                          --       5,228,388
               Stores and equipment reacquired from franchisees                          --         978,210
                                                                               ----------------------------

                                                                                         --       6,206,598
                                                                               ----------------------------
                                                                               ----------------------------


11.      EARNINGS (LOSS) PER SHARE


         Primary earnings (loss) per share                                               0.01         (0.47)
                                                                               ----------------------------
                                                                               ----------------------------

         Weighted average number of common shares outstanding                      19,024,598    19,024,598
                                                                               ----------------------------
                                                                               ----------------------------


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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 1999
                               (CANADIAN DOLLARS)

------------------------------------------------------------------------------

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

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


PART 1
Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
         System-wide retail sales for the three months ended September 30, 1999 were $5,218,000 compared to $5,398,000 a decrease of $180,000 or 3.3% for the same three month period last year. The sales decline can be attributed to the Company's decision to close down 13 locations during the past twelve months. The units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord, during the past fiscal year. On average same store sales showed an increase in sales performance in excess of 2%.

RESULTS OF OPERATION

         The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:


                                                                              QUARTER ENDED SEPTEMBER 30,
                                                                                    1999           1998
                                                                              ---------------------------
                 Net Sales ........................................                 100.0%         100.0%
                 Royalties ........................................                  42.5           33.6
                 Supplier Incentives and other ....................                  22.8           18.7
                 Sales of managed franchises stores ...............                  12.2           13.1
                 Proprietary products .............................                  10.3            6.7
                 Construction revenues ............................                   7.5           21.7
                 Franchising ......................................                   4.7            6.2
                 Head office and administration ...................                 (24.0)         (17.2)
                 Regional operations and franchising ..............                 (17.2)         (14.7)
                 Managed franchise stores .........................                 (13.0)         (15.6)
                 Proprietary products .............................                  (9.5)          (5.9)
                 Construction expenses ............................                  (1.4)         (21.7)
                                                                              ---------------------------

                 E.B.I.T.D.A ......................................                 34.9%.          24.9%
                                                                              ---------------------------
                 Interest expense .................................                  (6.7)          (4.1)
                 Depreciation and Amortization ....................                 (11.3)         (19.0)
                                                                              ---------------------------
                 NET INCOME .......................................                  16.9%           1.8%
                                                                              ---------------------------
                                                                              ---------------------------

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)



MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998.

         Total revenue for the quarter ended September 30, 1999 decreased $359,000 or 26.4% to $999,000 from $1,358,000 for the same period last year. The decrease in revenue resulted primarily from:

                  - The sales of managed franchises stores decreased by $55,000 or 31.3% to $122,000 compared to
                           $177,000 for the same period last year.

                  - Royalties decreased $31,000 or 6 .9% to $424,000 compared to $455,000 for the same period last year.

                  - Supplier incentives increased $27,000 or 10.6% to $277,000 compared to $254,000 for the same period last year.

                  - Franchising decreased $37,000 to $47,000 compared to $84,000 for the same period last year.

                  - Proprietary products revenues increased $12,000 or 13.0% to $103,000 from $91 ,000 for the same period last year.


         Expenses for the quarter ended September 30, 1999 decreased $502,000 or 37.7% to $831,000 from $1,333,000 for the same period last year. The decrease in expenses relate to the following:

                  - Cost associated with managed franchised stores decreased $81,000 of 38.5% to $130,000 compared to $211,000 for the same period last year.

                  - Head Office and Administration cost increased $6,000 or 2.5% to $240,000 from $234,000 for the same period last year.

                  - The cost of purchasing certain proprietary products for resale to distributors increased $15,000 or 18.3% to $95,000 from $80,000 for the same period last year.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)


MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998.(CONT'D)

                  - Interest expense increased by $12,000 or 21.0% to $67,000 from $40,000 last year. As a result of the increase in the Long Term Debt.

                  - Net income for the quarter ended September 30, 1999 was $168,000 compared to a net income of $25,000 for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $2,426,000 compared to a working capital deficit of $2,265,000 for the same period last year. This is primarily due to the increase of current portion of the long term debt.


LIQUIDITY AND CASH FLOW

During the quarter the operating inflow was $94,000 compared to an outflow of $81,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)




PART 11           OTHER INFORMATION



Item 1            Legal Proceedings - See notes 9(a) to Financial Statements



Item 2            Changes in Securities - None



Item 3            Defaults Upon Senior Securities - None



Item 4            Submission of Matters to a Vote of Securities Holders - None



Item 5            Other Information  - None



Item 6            Exhibits and Reports on Form 8-K - None

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                           AS AT SEPTEMBER 30, 1999
                              (CANADIAN DOLLARS)



The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended September 30, 1999.

The result of operation for the period ended September 30, 1999 are not necessarily indicative of the results of the entire year.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TREATS INTERNATIONAL ENTERPRISES, INC.



By: /s/ Paul J. Gibson                                   January 18, 2000
   --------------------------------------------
   Paul J. Gibson, Chief Executive Officer





By: /s/ John A. Deknatel                                 January 18, 2000
   --------------------------------------------
   John A. Deknatel, Chief Operating Officer





By: /s/ Francois Turcot                                 January 18, 2000
   --------------------------------------------
   Francois Turcot, Director of Finance