Form 10-Q
period 1999-12-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 2000-02-23
CIK 842906

                                   [LOGO]


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                 (For The Three Months Ended December 31, 1999)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                      Commission File No:
December 31, 1999                                                 0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                      I.R.S. Employer No:
   DELAWARE                                                       13-3495199

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

                                       YES

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                      10-Q

                      Three months ended December 31, 1999

                                      INDEX


                                                                PAGE
PART 1            FINANCIAL INFORMATION

ITEM 1            Balance Sheet, December 31, 1999                1

                  Statement of Income - December 31, 1999         2

                  Statement of Cash Flows, December 31, 1999      3

                  Statement of Stockholder's Equity               4

                  Notes to Financial Statements                  5 to 16

ITEM 2            Management's Discussion and Analysis
                  of the Statement of Income                     17 to 19

PART 11           Other Information - Items 1 to 6               20

                  Signatures                                     21

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                     DECEMBER 31          JUNE 30       DECEMBER 31   JUNE 30
                                                 NOTE                  1999                1999            1998         1998
                                                                     (UNAUDITED)         (AUDITED)      (UNAUDITED)   (AUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                          $                 $               $             $
                                                      ASSETS

CURRENT ASSETS
Cash                                                                    278,834.            5,014.             -        45,874.
Accounts Receivable                                                     412,002.          202,544.         514,641.    193,718.
Prepaid Expenses                                                        120,698.          174,328.         103,916.    144,606.
Construction work in process                                             70,390.          151,283.         452,433.     33,476.
Current portion of notes receivable                                     187,660.          213,234.         208,455.    217,205.
                                                              -----------------------------------------------------------------
                                                                      1,069,584.          746,403.       1,279,445.    634,879.

NOTES RECEIVABLE                                              3         689,124.          525,593.         927,920.    819,820.
CAPITAL ASSETS                                                5       1,296,389.        1,347,994.       1,876,834.  2,020,533.
ADVERTISING COMMITMENT                                        2            -                 -             142,998.     94,576.
DEFERRED COSTS                                                             -                 -             204,235.    268,566.
INVESTMENT IN PUBLIC COMPANY                                  4          93,351.           93,351.       1,617,912.  1,617,912.
FRANCHISE RIGHTS                                              6       3,230,000.        3,400,000.       8,240,593.  8,572,715.
                                                              -----------------------------------------------------------------
                                                                      6,378,448.        6,113,341.      14,289,937. 14,029,001.
                                                              -----------------------------------------------------------------
                                                              -----------------------------------------------------------------

                                                    LIABILITIES

CURRENT LIABILITIES

Bank Indebtedness                                                          -                 -             191,864.       -
Accounts payable and accrued liabilities                                649,631.          611,528.         969,558.    953,620.
Current portion of long-term debt                                     2,744,126.        2,743,495.       2,201,981.  2,249,109.
                                                              -----------------------------------------------------------------
                                                                      3,393,757.        3,355,023.       3,363,403.  3,202,729.
                                                              -----------------------------------------------------------------

LONG-TERM DEBT                                                7       1,616,937.        1,736,770.         833,800.    833,511.
LEASE SECURITY DEPOSITS                                                 229,376.          212,212.         254,606.    238,381.
                                                              -----------------------------------------------------------------
                                                                      5,240,070.        5,304,005.       4,451,809.  4,274,621.
                                                              -----------------------------------------------------------------

CONTINGENCIES

                                                STOCKHOLDERS EQUITY

CAPITAL STOCK
Preferred:
Authorized - 10,000,000 non-voting, cumulative shares,
dividends at US $.028 per share, redeemable at option
of company at US $1.00 per share par value US $.50                    3,732,779.        3,732,779.       3,732,779.  3,732,779.
Common:
Authorized - 33,333,333 shares par value US $0.001
Issued - 19,024,598 common shares                                        19,025.           19,025.          19,025.     19,025.
Additional paid - in capital                                         10,757,739.       10,757,739.      10,757,739. 10,757,739.
                                                              -----------------------------------------------------------------
                                                                     14,509,543.       14,509,543.      14,509,543. 14,509,543.
                                                              -----------------------------------------------------------------
Deficit                                                             (13,371,165.)     (13,700,207.)     (4,671,415.) (4,755,163.)
                                                              -----------------------------------------------------------------
                                                                      1,138,378.          809,336.       9,838,128.   9,754,380.
                                                              -----------------------------------------------------------------
                                                                      6,378,448.        6,113,341.      14,289,937.  14,029,001.
                                                              -----------------------------------------------------------------
                                                              -----------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                                       FOR THE FISCAL QUARTER ENDED         FOR THE SIX MONTHS ENDED
                                                                      DECEMBER 31        DECEMBER 31       DECEMBER 31   DECEMBER 31
                                                     NOTE                1999               1998              1999          1998
                                                                      (UNAUDITED)        (UNAUDITED)       (UNAUDITED)   (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $                 $                    $            $
REVENUES

Royalties                                                               561,245.          530,862.           985,739.     986,752.
Sales of managed franchise stores                                        65,908.          216,818.           187,787.     394,131.
Supplier Incentives, Commissions & Other                                260,355.          170,454.           487,799.     424,855.
Franchising                                                              10,000.           23,057.            56,806.     107,057.
Proprietary products                                                    124,595.          145,984.           227,983.     237,515.
Construction revenues                                                    22,500.          116,385.            97,500.     411,260.
                                                             -----------------------------------------------------------------------

                                                                      1,044,603.        1,203,560.         2,043,614.   2,561,570.
                                                             -----------------------------------------------------------------------

COST AND EXPENSES

Head office and administration                                          470,283.          437,625.           882,650.     871,768.
Managed franchise stores                                                 97,341.          233,139.           227,311.     444,530.
Proprietary products                                                    106,363.          119,650.           200,824.     199,665.
Construction expenses                                                    20,000.           35,485.            33,960      330,360.
Interest expense                                                         76,638.           60,827.           144,025.     116,509.
Depreciation and Amortization                                           112,900.          257,494.           225,802.     514,990.
                                                             -----------------------------------------------------------------------

                                                                        883,525.        1,144,220.         1,714,572.   2,477,822.
                                                             -----------------------------------------------------------------------

NET INCOME FOR THE PERIOD                                               161,078.           59,340.           329,042.      83,748.
                                                             -----------------------------------------------------------------------
                                                             -----------------------------------------------------------------------
Earnings per share                                            11           0.01              0.00               0.02         0.00
                                                             -----------------------------------------------------------------------
                                                             -----------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                             FOR THE FISCAL QUARTER ENDED            FOR THE SIX MONTHS  ENDED
                                                             DECEMBER 31       DECEMBER 31         DECEMBER 31        DECEMBER 31
                                                                1999              1998                 1999              1998
                                                             (UNAUDITED)       (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                  $                 $                   $                 $
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING

Profit (Loss)                                                 161,078.           59,340.            329,042.           83,748.
ITEMS NOT AFFECTING CASH
   Depreciation & Amortization                                112,900.          257,494.            225,802.          514,990.
Changes in non-cash operating working capital items           149,876.         (306,425.)           (36,832.)        (655,272.)
                                                            ---------------------------------------------------------------------
                                                              423,854            10,409.            518,012.          (56,534.)
                                                            ---------------------------------------------------------------------

FINANCING
Bank Indebtedness                                                  --           145,534.                --            191,864.
Repayment of Long-term debt                                   (68,097.)         (22,470.)          (119,202.)         (46,839.)
                                                            ---------------------------------------------------------------------
                                                              (68,097.)         123,064.           (119,202.)         145,025.
                                                            ---------------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                  (84,823.)        (117,267.)          (137,957.)         (99,350.)
Purchase of capital assets                                     (1,782.)          (1,003.)            (4,197.)          (2,819.)
Deferred costs                                                     --                --                  --                --
Advertising commitment                                         (9,398.)         (23,028.)                --           (48,421.)
Security deposits                                                 105.            7,825.             17,164.           16,225.
                                                            ---------------------------------------------------------------------


                                                              (77,103.)        (133,473.)          (124,990.)        (134,365.)
                                                            ---------------------------------------------------------------------

NET GENERATED CASH (OUTFLOW)                                 (278,654.)               0.            273,820.          (45,874.)

CASH POSITION, BEGINNING OF PERIOD                                  0.                0.              5,014.           45,874.
                                                            ---------------------------------------------------------------------

CASH POSITION, END OF PERIOD                                  278,654.                0.            278,834.                0.
                                                            ---------------------------------------------------------------------
                                                            ---------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

                                REDEEMABLE, CONVERTIBLE
                                 ---PREFERRED SHARES---           ---COMMON SHARES---
                                  SHARES         AMOUNT         SHARES           AMOUNT          DEFICIT           TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                    $                               $                                $
Balance, June 30, 1996          5,409,825       3,732,779      19,024,598      10,776,764      (5,110,686)       9,398,857

Net income for the year                --              --              --              --         149,990          149,990
                                ------------------------------------------------------------------------------------------

Balance, June 30, 1997          5,409,825       3,732,779      19,024,598      10,776,764      (4,960,696)       9,548,847

Net income for the year                --              --              --              --         205,533          205,533
                                ------------------------------------------------------------------------------------------

Balance June 30, 1998           5,409,825       3,732,779      19,024,598      10,776,764      (4,755,163)       9,754,380

Net income for the year                --              --              --              --      (8,945,044)      (8,945,044)
                                ------------------------------------------------------------------------------------------

Balance June 30, 1999           5,409,825       3,732,779      19,024,598      10,776,764     (13,700,207)         809,336

Net income for the period              --              --              --              --         329,042          329,042
                                ------------------------------------------------------------------------------------------

Balance December 31, 1999       5,409,825       3,732,779      19,024,598      10,776,764     (13,371,165)       1,138,378
                                ------------------------------------------------------------------------------------------
                                ------------------------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

3.      NOTES RECEIVABLE

        Notes receivable are due from franchisees with varying interest rates repayable in scheduled instalments which mature from July 1999 to June 2020.

                                                                         $              $
        Notes receivable, net of allowance  for doubtful
             accounts of nil (1998 - nil)                             876,784         738,827
        Less current portion                                         (187,660)       (213,234)
                                                              --------------------------------

                                                                       689,124        525,593
                                                              --------------------------------
                                                              --------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

                                                                                   JUNE
                                                                       1999        1999
-------------------------------------------------------------------------------------------------
5.      CAPITAL ASSETS
                                                               ACCUMULATED
                                                  COST        AMORTIZATION   -- NET BOOK VALUE --
                                                   $              $             $              $
        Land                                     457,885            --       457,885       457,885
        Building                                 625,000        42,697       582,303       602,106
        Furniture, fixtures and equipment        712,879       685,933        26,945        25,996
        Corporate owned stores  reacquired
               from franchisees                  218,700        65,610       153,090       174,960
        Corporate owned store equipment
               reacquired from former
               franchisees                       108,809        32,643        76,166        87,047
                                               ---------------------------------------------------
                                               2,123,271       826,883     1,296,388     1,347,994
                                               ---------------------------------------------------
                                               ---------------------------------------------------

6.      FRANCHISE RIGHTS

                                                                        $              $
        Franchise rights                                           3,400,000     3,400,000

        Accumulated amortization                                    (170,000)           --
                                                                  ------------------------

                                                                   3,230,000     3,400,000
                                                                  ------------------------
                                                                  ------------------------

        The Company obtained an independent appraisal from Scott Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,400,000 as at June 30, 1999.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

                                                                                                                JUNE
                                                                                          1999                  1999
---------------------------------------------------------------------------------------------------------------------

7.      LONG-TERM DEBT                                                                    $                     $
        Business Development Bank of Canada
             Term loan, repayable in 47 monthly
             instalments of $4,200 plus interest at prime plus 2%, due July 23,
             2003, secured by a general security agreement, second mortgage on the land and building at 418 Preston Street, and a personal
             guarantee of up to 50% by one of the shareholders                           180,600              200,000
        3193853 Canada Inc.
             Term loan, repayable in 59 monthly instalments of $20,000 plus interest at 10% per annum, due July 1, 2004, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in subsidiary and associated
             companies (see note (a) below)                                            1,180,824            1,180,824
        J.  Laverty
             Mortgage bearing interest at 7% payable in 261 monthly instalments of $1,335 on interest and principal, due June 2019, secured by land and building at 418 Street, Ottawa, Ontario and a General Security
             Agreement                                                                   169,951              171,955
        D  Crawford
             Term loan, repayable in 48 monthly instalments of $2,000 of principal and interest at 10%, due March 2003,
             secured by a General Security Agreement                                      72,092               81,085
        Royal Bank Capital Corporation
             Subordinated debenture, bearing interest at 8% per annum, payable in 60 monthly instalments, due June 30, 2001, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in subsidiary and associated companies
             (see note (a) below)                                                      1,129,562            1,129,562
                                                                                -------------------------------------
       Carried forward                                                                 2,733,029            2,763,426

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

                                                                                                                  JUNE
                                                                                        1999                      1999
-------------------------------------------------------------------------------------------------------------------------
7.      LONG-TERM DEBT (CONT'D)                                                           $                        $

        Brought forward                                                                2,733,029                2,763,426

        Business Development Bank of Canada
              Term loan, repayable in 47 monthly
              instalments of $2,000 plus interest at prime plus 4%, due July 23,
              2003, secured by a general security agreement, general assignment of books debts and franchise rights, pledge of all the shares in
              subsidiary and associated companies                                         12,000                   24,000
        La Caisse Populaire St. Charles Ltee
              Mortgage, bearing interest at
              5.9% per annum payable in 105 monthly instalments of $4,884 on interest and principal, due March 2007, secured by land and building at 418 Preston Street in
              Ottawa, Ontario                                                            343,681                  360,987
           Other long-term debt
              Non-interest bearing, with various terms of
              repayment ending in 2002                                                    73,102                   81,852
           Legal settlements, non-interest-bearing,  principal
              only including 8% imputed interest of $520,637,
              payments of $175,000 annually, with various terms
              of repayment ending in 2006, see note 8 (a)                              1,199,250                1,250,000
                                                                                -----------------------------------------

                                                                                       4,361,062                4,480,265
           Less current portion                                                       (2,744,126)              (2,743,495)
                                                                                -----------------------------------------

                                                                                       1,616,936                1,736,770
                                                                                -----------------------------------------
                                                                                -----------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

7.      LONG-TERM DEBT (CONT'D)

        (a) The Company is in default of their loan covenants with 3193853 Canada Inc. and Royal Bank Capital Corporation. 3193853 Canada inc. and Royal Bank Capital have not waived their rights to call the term loan and subordinated debenture at a future date and accordingly the debt are classified as current.

        Interest expense for the quarter ended December 31, 1999 related to long-term debt was $76,638 (1998 - $60,827).

        The minimum future principal repayments required over the next five years are as follows:

                                      $
        2000                      2,549,914
        2001                        204,062
        2002                        207,740
        2003                        180,203
        2004                        130,458
        Subsequent                1,088,686
                                 ----------
                                  4,361,062
                                 ----------
                                 ----------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

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

                                                                 $
                   Year ending June 30
                                    2000                     2,849,462
                                    2001                     2,435,259
                                    2002                     1,845,700
                                    2003                     1,428,400
                                    2004                     1,121,205
                                    Later Years              1,888,300
                                                            ----------
                   Total minimum payments*                  11,568,326
                                                            ----------
                                                            ----------

        * Minimum payments have not been reduced by minimum sublease rentals for $10,726,677 due in future under non-cancellable subleases.

                                                               YEAR ENDING JUNE 30,
                                                             2000               1999

                                                               $                    $
                   Minimum rentals                           2,849,462         2,872,597
                   Less: sublease rentals                   (2,697,852)       (2,721,987)
                                                            -----------------------------

                                                               151,610           150,610
                                                            -----------------------------
                                                            -----------------------------

                                       13

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

9.      RELATED PARTY TRANSACTIONS

        a) The Royal Bank of Canada and its subsidiary, Royal Bank Capital Corporation, are registered holders of 37.9% of the common stock. The Royal Bank Capital Corporation holds a subordinated debenture (see note 7) for which the related interest expense was $30,176 (1998 - $27,870).

                   Undeclared dividends for July 1, 1994 to December 31, 1999 on the preferred shares owned by the Royal Bank are $1,129,166.

        (b) In the 1998 fiscal year, the Company has purchased its office premises, land and building at 418 Preston Street, Ottawa, from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company whose family owns approximately 32.6% of the common stock of the Company.

        (c) The President of 3193853 Canada Inc. with whom the Company has a term loan payable, is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $24,183 (1998 - $16,831).

        (d)        Accounts payable includes $28,126 owed to 764719 Ontario Inc.
                   whose owner is a member of the family of the Chief Executive Officer of the Company.

10.     RESTRUCTURING COST

        In conjunction with the permanent decline in the value of the investment in EMC Group Inc. (note 4), management has formalized a plan whereby the Company will not enter into the U.S. market and will focus expansion strictly in Canada. Accordingly, as there is no longer a value attributable to the U.S. franchise rights, a valuation based on this plan resulted in a write-down of the franchise rights in the 1999 fiscal year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

                                                                                                                   JUNE
                                                                                              1999                 1999
-----------------------------------------------------------------------------------------------------------------------------
10.     RESTRUCTURING COST(CONT'D)

        In addition, management has permanently closed unprofitable stores it reacquired from franchisees in Canada. Accordingly, capital assets were written down to their estimated fair market value.

        The write-downs have been recorded as non-cash restructuring costs, allocated as follows:

                                                                                                $                  $

               Franchise rights                                                                 -              5,228,388
               Stores and equipment reacquired from franchisees                                 -                978,210
                                                                                ---------------------------------------------

                                                                                                -              6,206,598
                                                                                ---------------------------------------------
                                                                                ---------------------------------------------

11.     EARNINGS (LOSS) PER SHARE

         Primary earnings (loss) per share                                                   0.01                 (0.47)
                                                                                ---------------------------------------------

         Weighted average number of common shares outstanding                          19,024,598            19,024,598
                                                                                ---------------------------------------------
                                                                                ---------------------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

PART 1
Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL
         System-wide retail sales for the six months ended December 31, 1999 were $11,140,000 compared to $11,727,000 a decrease of $587,000 or 5.1%
         for the same six month period last year. The sales decline can be attributed to the Company's decision to close down 13 locations during the past twelve months. The units closed down were primarily non-performing locations or locations were the Company could not establish satisfactory lease terms with the landlord, during the past fiscal year. On average same store sales showed an increase in sales performance in excess of 2%.

RESULTS OF OPERATION
         The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                       QUARTER ENDED SEPTEMBER 30,
                                          1999         1998
                                       ---------------------------
Net Sales ........................      100.0 %      100.0 %
Royalties ........................       53.7 %       44.1 %
Sales of managed franchises stores        6.3 %       18.0 %
Supplier Incentives and other ....       24.9 %       14.2 %
Franchising ......................        1.0 %        1.9 %
Proprietary products .............       11.9 %       12.1 %
Construction revenues ............        2.2 %        9.7 %
Head office and administration ...      (45.0)%      (36.4)%
Managed franchise stores .........       (9.3)%      (19.4)%
Proprietary products .............      (10.2)%       (9.9)%
Construction expenses ............       (1.9)%       (2.9)%
                                       ---------------------------

E.B.I.T.D.A ......................      33.56 %      31.38 %
                                       ---------------------------
Interest expense .................       (7.3)%       (5.1)%
Depreciation and Amortization ....      (10.8)%      (21.4)%
                                       ---------------------------
NET INCOME .......................       15.4          4.9 %
                                       ---------------------------
                                       ---------------------------

                                       17

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998.

         Total revenue for the quarter ended December 31, 1999 decreased $159,000 or 13.2% to $1,044,000 from $1,203,000 for the same period last year. The decrease in revenue resulted primarily from:

                  * Royalties increased $30,000 or 5.7% to $561,000 compared to $531,000 for the same period last year.

                  * Supplier incentives increased $90,000 or 52.7% to $260,000 compared to $170,000 for the same period last year.

                  * The sales of managed franchises stores decreased by $151,000 or 69.6% to $66,000 compared to $217,000 for the same period last year.

                  * Proprietary products revenues decreased $21,000 or 14.7% to $125,000 from $146 ,000 for the same period last year.

                  * Franchising decreased $13,000 or 56.6% to $10,000 compared to $23,000 for the same period last year.


         Expenses for the quarter ended December 31, 1999 decreased $261,000 or 22.8% to $883,000 from $1,144,000 for the same period last year. The decrease in expenses relate to the following:

                  * Cost associated with managed franchised stores decreased $136,000 of 58.2% to $97,000 compared to $233,000 for the same period last year.

                  * The cost of purchasing certain proprietary products for resale to distributors increased $13,000 or 11.1% to $106,000 from $119,000 for the same period last year.

                  * Head Office and Administration cost increased $33,000 or 7.5% to $470,000 from $437,000 for the same period last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998.(CONT'D)

                  * Interest expense increased by $16,000 or 26.0% to $77,000 from $61,000 last year. As a result of the increase in the Long Term Debt.

                  * Net income for the quarter ended December 31, 1999 was $161,000 compared to a net income of $59,000 for the same period last year.

WORKING CAPITAL

The working capital deficit at the end of the period was $2,324,000 compared to a working capital deficit of $2,084,000 for the same period last year. This is primarily due to the increase of current portion of the long term debt.

LIQUIDITY AND CASH FLOW

During the quarter the operating inflow was $424,000 compared to an inflow of $10,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 1999
                               (CANADIAN DOLLARS)

PART 11           OTHER INFORMATION

Item 1            Legal Proceedings - See notes 8 (a) to Financial Statements



Item 2            Changes in Securities - None



Item 3            Defaults Upon Senior Securities - None



Item 4            Submission of Matters to a Vote of Securities Holders - None



Item 5            Other Information  - None



Item 6            Exhibits and Reports on Form 8-K - None

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended December 31, 1999.

The result of operation for the period ended December 31, 1999 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TREATS INTERNATIONAL ENTERPRISES, INC.

By: /s/ Paul J. Gibson                                         February 22, 2000
   ------------------------------------
Paul J. Gibson, Chief Executive Officer

By: /s/ John A. Deknatel                                       February 22, 2000
   ------------------------------------
John A. Deknatel, Chief Operating Officer

By: /s/ Francois Turcot                                        February 22, 2000
   ------------------------------------
Francois Turcot, Director of Finance