Form 10-Q
period 2000-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 2000-05-18
CIK 842906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE 3 MONTHS ENDED MARCH 31, 2000

                            ------------------------

                         COMMISSION FILE NUMBER 0-21418

                            ------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

       DELAWARE                             13-3495199
(State of jurisdiction)         (IRS Employer Identification No.)

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICER
                               418 Preston Street
                                Ottawa, Ontario
                                Canada, K1S 4N2

                         Telephone No.: (613) 563-4073

             U.S. ADDRESS OF TREATS INTERNATIONAL ENTERPRISES, INC.
                             c/o Vincent J. Profaci
                                Attorney at Law
                       1964 Howell Branch Road, Suite 206
                           Winter Park, Florida 32792

                         Telephone No.: (407) 673-1144

                            ------------------------

    Registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                      10-Q
                       THREE MONTHS ENDED MARCH 31, 2000

                                     INDEX

                                                                         PAGE
                                                                       --------
PART I   Financial Information
ITEM 1   Balance Sheet, March 31, 2000...............................      1
         Statement of Income -- March 31, 2000.......................      2
         Statement of Cash Flows -- March 31, 2000...................      3
         Statement of Stockholder's Equity...........................      4
         Notes to Financial Statements...............................      5
         Management's Discussion and Analysis of the Statement of
ITEM 2   Income......................................................     11
PART II  Other Information -- Items 1 to 6...........................     15
         Signatures..................................................     16

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                               MARCH 31,                       MARCH 31,     JUNE 30,
                                                     NOTE         2000       JUNE 30, 1999       1999          1998
                                                   --------   ------------   --------------   -----------   -----------
                                                              (unaudited)      (audited)      (unaudited)    (audited)
                                                        ASSETS
CURRENT ASSETS
Cash.............................................             $    195,295    $      5,014    $   --        $    45,874
Accounts receivable..............................                  488,440         202,544        627,694       193,718
Prepaid expenses.................................                  123,844         174,328        129,460       144,606
Construction work in process.....................                  137,605         151,283        280,459        33,476
Current portion of notes receivable..............                  174,155         213,234        174,760       217,205
                                                              ------------    ------------    -----------   -----------
                                                                 1,119,339         746,403      1,212,373       634,879
FRANCHISE STORES HELD FOR RESALE.................                  --             --                6,396       --
NOTES RECEIVABLE.................................     3            660,142         525,593        686,804       819,820
CAPITAL ASSETS...................................     5          1,283,140       1,347,994      2,003,294     2,020,533
ADVERTISING COMMITMENT...........................                  --             --              148,982        94,576
DEFERRED COSTS...................................                  --             --              172,069       268,566
INVESTMENT IN PUBLIC COMPANY.....................     4             93,351          93,351      1,617,912     1,617,912
FRANCHISE RIGHTS.................................     6          3,145,000       3,400,000      8,074,533     8,572,715
                                                              ------------    ------------    -----------   -----------
                                                              $  6,300,972    $  6,113,341    $13,922,363   $14,029,001
                                                              ============    ============    ===========   ===========

                                                      LIABILITIES
CURRENT
Bank Indebtedness................................             $    --         $   --          $   100,000   $   --
Accounts payable and accrued liabilities.........                  330,867         611,528        768,335       953,620
Current portion of long-term debt................                  340,147       2,743,495        961,286       644,547
                                                              ------------    ------------    -----------   -----------
                                                                   671,014       3,355,023      1,829,621     1,598,167
                                                              ------------    ------------    -----------   -----------
LONG-TERM DEBT...................................     7          3,828,643       1,736,770      1,936,652     2,438,073
LEASE SECURITY DEPOSITS..........................                  241,894         212,212        267,688       238,381
                                                              ------------    ------------    -----------   -----------
                                                              $  4,741,551    $  5,304,005    $ 4,033,961   $ 4,274,621
                                                              ------------    ------------    -----------   -----------
CONTINGENCIES....................................     8

                                                  STOCKHOLDERS EQUITY
CAPITAL STOCK
Preferred:
  Authorized, 10,000,000 non-voting, cumulative
    shares, dividends at U.S. $.028 per share,
    redeemable at option of company at U.S. $1
    per share par value U.S. $.50................             $  3,732,779    $  3,732,779    $ 3,732,779   $ 3,732,779
Common:
  Authorized, 33,333,333 shares, par value
    U.S. $0.001
    Issued -- 19,024,598 common shares...........                   19,025          19,025         19,025        19,025
Additional paid-in capital.......................               10,757,739      10,757,739     10,757,739    10,757,739
                                                              ------------    ------------    -----------   -----------
                                                                14,509,543      14,509,543     14,509,543    14,509,543
                                                              ------------    ------------    -----------   -----------
Deficit..........................................              (12,950,122)    (13,700,207)    (4,621,141)   (4,755,163)
                                                              ------------    ------------    -----------   -----------
                                                                 1,559,421         809,336      9,888,402     9,754,380
                                                              ------------    ------------    -----------   -----------
                                                              $  6,300,972    $  6,113,341    $13,922,363   $14,029,001
                                                              ============    ============    ===========   ===========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                                    FOR THE
                                                             FISCAL QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                                           -------------------------   -------------------------
                                                            MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                                  NOTE        2000          1999          2000          1999
                                                --------   -----------   -----------   -----------   -----------
                                                           (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUES
Royalties.....................................             $  494,927     $490,523     $1,480,666    $1,477,276
Sales of managed franchise stores.............                 99,797       67,820        287,584       461,951
Supplier incentives, commissions and other....                222,983      305,704        710,782       730,558
Franchising...................................                 38,038       18,313         94,844       125,370
Proprietary products..........................                126,068      105,856        354,051       343,370
Construction revenues.........................                353,431       --            450,931       411,260
                                                           ----------     --------     ----------    ----------
                                                           $1,335,244     $988,216     $3,378,858    $3,549,785
                                                           ----------     --------     ----------    ----------
COST AND EXPENSES
Head office and administration................             $  564,193     $449,092     $1,446,843    $1,321,249
Managed franchise stores......................                142,480       83,179        369,791       527,709
Proprietary products..........................                104,212       90,064        305,036       289,729
Construction expenses.........................                332,974       --            366,934       330,360
Interest expense..............................               (342,560)      57,721       (198,535)      174,230
Depreciation and amortization.................                112,903      257,494        338,705       772,486
                                                           ----------     --------     ----------    ----------
                                                           $  595,394     $937,550     $2,309,966    $3,415,763
                                                           ----------     --------     ----------    ----------
NET INCOME FOR THE PERIOD.....................             $  421,043     $ 50,666     $  750,085    $  134,022
                                                           ==========     ========     ==========    ==========
Earnings per share............................     11      $     0.02     $   0.00     $     0.04    $     0.01
                                                           ==========     ========     ==========    ==========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                               FOR THE
                                                        FISCAL QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                                      -------------------------   -------------------------
                                                       MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                                         2000          1999          2000          1999
                                                      -----------   -----------   -----------   -----------
                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)
NET INFLOW (OUTFLOW) OF CASH RELATED TO THE
  FOLLOWING ACTIVITIES:

OPERATING
Net income for the period...........................   $ 421,043     $ 50,666     $  750,085    $  134,022

Items not affecting cash:
Depreciation and amortization.......................     112,903      257,494        338,705       772,486
Changes in non-cash operating working capital
  items.............................................    (465,563)    (268,368)      (502,395)     (809,129)
                                                       ---------     --------     ----------    ----------
                                                          68,382       39,792        586,395        97,379
                                                       ---------     --------     ----------    ----------
FINANCING
Bank indebtedness...................................      --          (91,864)        --           100,000
Repayment of long-term debt.........................    (192,273)     (23,722)      (311,475)     (184,682)
                                                       ---------     --------     ----------    ----------
                                                        (192,273)    (115,586)      (311,475)      (84,682)
                                                       ---------     --------     ----------    ----------
INVESTING
Issue of notes receivable, net of repayments........      42,487      274,811        (95,470)      175,461
Purchase of capital assets..........................     (14,654)    (199,719)       (18,851)     (202,538)
Advertising commitment..............................      --           (5,984)        --           (54,406)
Security deposits...................................      12,518       13,082         29,682        29,307
Managed franchise stores held for resale............      --           (6,396)        --            (6,396)
                                                       ---------     --------     ----------    ----------
                                                          40,351       75,794        (84,639)      (58,572)
                                                       ---------     --------     ----------    ----------
NET GENERATED CASH (OUTFLOW)........................     (83,540)           0        190,281       (45,875)
CASH POSITION, BEGINNING OF PERIOD..................     278,834            0          5,014        45,875
                                                       ---------     --------     ----------    ----------
CASH POSITION, END OF PERIOD........................   $ 195,294     $      0     $  195,295    $        0
                                                       =========     ========     ==========    ==========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED MARCH 31, 2000

                             REDEEMABLE, CONVERTIBLE
                                 PREFERRED SHARES            COMMON SHARES
                             ------------------------   ------------------------
                               SHARES       AMOUNT        SHARES       AMOUNT        DEFICIT        TOTAL
                             ----------   -----------   ----------   -----------   -----------   -----------
Balance, June 30, 1996.....  5,409,825    $3,732,779    19,024,598   $10,776,764    (5,110,686)  $ 9,398,857
Net income for the year....     --            --            --           --            149,990       149,990
                             ---------    ----------    ----------   -----------   -----------   -----------
Balance, June 30, 1997.....  5,409,825     3,732,779    19,024,598    10,776,764    (4,960,696)    9,548,847
Net income for the year....     --            --            --           --            205,533       205,533
                             ---------    ----------    ----------   -----------   -----------   -----------
Balance June 30, 1998......  5,409,825     3,732,779    19,024,598    10,776,764    (4,755,163)    9,754,380
Net loss for the year......     --            --            --           --         (8,945,044)   (8,945,044)
                             ---------    ----------    ----------   -----------   -----------   -----------
Balance June 30, 1999......  5,409,825     3,732,779    19,024,598    10,776,764   (13,700,207)      809,336
Net income for the
  period...................     --            --            --           --            750,085       750,085
                             ---------    ----------    ----------   -----------   -----------   -----------
Balance March 31, 2000.....  5,409,825    $3,732,779    19,024,598   $10,776,764   (12,950,122)  $ 1,559,421
                             =========    ==========    ==========   ===========   ===========   ===========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2000

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2000

                               (CANADIAN DOLLARS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITAL ASSETS AND AMORTIZATION

    Capital assets are recorded at cost less accumulated amortization. Amortization is provided for at rates intended to write off the assets over their estimated economic lives, as follows:

    Building....................................................  20 years straight-line

    Furniture, fixtures and equipment...........................   5 years straight-line

    Corporate owned stores reacquired from franchisees..........   5 years straight-line

    Corporate owned store equipment reacquired from former
      franchisees...............................................   5 years straight-line

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

3.  NOTES RECEIVABLE

    Notes receivable are due from franchisees with varying interest rates repayable in scheduled instalments which mature from July 1999 to June 2020.

                                                                    MARCH       JUNE
                                                                    2000        1999
                                                                  ---------   ---------
    Notes receivable, net of allowance for doubtful accounts of
      nil (1999 -- nil).........................................  $ 834,297   $ 738,827
    Less current portion........................................   (174,155)   (213,234)
                                                                  ---------   ---------
                                                                  $ 660,142   $ 525,593
                                                                  =========   =========

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2000

                               (CANADIAN DOLLARS)

5.  CAPITAL ASSETS

                                                                                                  NET BOOK VALUE
                                                                                              -----------------------
                                                                               ACCUMULATED      MARCH         JUNE
                                                                     COST      AMORTIZATION      2000         1999
                                                                  ----------   ------------   ----------   ----------
    Land........................................................  $  457,884     $ --         $  457,884   $  457,885
    Building....................................................     625,000       52,599        572,401      602,106
    Furniture, fixtures and equipment...........................     727,531      687,558         39,974       25,996
    Corporate owned stores reacquired from franchisees..........     218,700       76,545        142,155      174,960
    Corporate owned store equipment reacquired from former
      franchisees...............................................     108,809       38,083         70,726       87,047
                                                                  ----------     --------     ----------   ----------
                                                                  $2,137,924     $854,785     $1,283,140   $1,347,994
                                                                  ==========     ========     ==========   ==========

6.  FRANCHISE RIGHTS

                                                                    MARCH         JUNE
                                                                     2000         1999
                                                                  ----------   ----------
    Franchise rights............................................  $3,400,000   $3,400,000
    Accumulated amortization....................................    (255,000)      --
                                                                  ----------   ----------
                                                                  $3,145,000   $3,400,000
                                                                  ==========   ==========

    The Company obtained an independent appraisal from Scott Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,400,000 as at June 30, 1999.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2000

                               (CANADIAN DOLLARS)

7.  LONG-TERM DEBT

                                                                  MARCH 2000     JUNE 1999
                                                                  -----------   -----------
    Business Development Bank of Canada
      Term loan, repayable in 47 monthly instalments of $4,200
      plus interest at prime plus 2%, due July 23, 2003, secured by a general secuity agreement, second mortgage on the
      land and building at 418 Preston Street, and a personal
      guarantee of up to 50% by one of the shareholders.........  $  168,000    $   200,000

    3193853 Canada Inc.
      Term loan at 4% interest, repayable in weekly instalments, due December 2005, secured by a general security
      agreement, general assignment of book debts and franchise
      rights, pledge of all the shares in subsidiary and
      associated................................................   1,179,703      1,180,824

    P. Murphy In Trust
      Mortgage bearing interest at 7% payable in bi-weekly
      instalments, due August 2008, secured by land and building at 418 Preston Street, Ottawa, Ontario and a General
      Security Agreement........................................     165,675        171,955

    D. Crawford
      Mortgage being interest at 10% payable in bi-weekly
      instalments, due March 2003, secured by a General Security
      Agreement.................................................      66,969         81,085

    3722121 Canada Inc.
      Subordinated debenture, bearing interest at 4%, payable in weekly instalments, due February 2008, secured by a
      general security agreement, general assignment of book
      debts and franchise rights, pledge of all the shares in
      subsidiary and associated companies.......................   1,193,411        --

    Royal Bank Capital Corporation
      Subordinated debenture, bearing interest at 8% per annum,
      payable in 60 monthly instalments, due June 30, 2001,
      secured by a general security agreement, general
      assignment of book debts and franchise rights, pledge of
      all the shares in subsidiary and associated companies.....      --          1,129,562

    Business Development Bank of Canada
      Term loan, repayable in 50 monthly instalments of $2,000
      plus interest at prime plus 4%, due June 23, 2000, secured by a general security agreement, general assignment of
      books debts and franchise rights, pledge of all the shares
      in subsidiary and associated companies....................       6,000         24,000

    La Caisse Populaire St. Charles Ltee
      Mortgage, bearing interest at 5.9% per annum payable in
      monthly instalments, due March 2007, secured by land and
      building at 418 Preston Street in Ottawa, Ontario.........     337,507        360,987

    Other long-term debt
      Non-interest bearing, with various terms of repayment
      ending in 2002............................................      68,203         81,852

    Legal settlements, non-interest-bearing, principal only
      including 8% imputed interest of $520,637, payments of
      $175,000 annually, with various terms of repayment ending
      in 2006, see note 8(a)....................................     983,322      1,250,000
                                                                  ----------    -----------

                                                                   4,168,790      4,480,265

    Less current portion........................................    (340,147)    (2,743,495)
                                                                  ----------    -----------

                                                                  $3,828,643    $ 1,736,770
                                                                  ==========    ===========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2000

                               (CANADIAN DOLLARS)

7.  LONG-TERM DEBT (CONTINUED)
    The minimum future principal repayments required over the next five years are as follows:

    2000........................................................  $   88,353
    2001........................................................     322,316
    2002........................................................     322,090
    2003........................................................     344,966
    2004........................................................     285,801
    2005........................................................     314,598
    Subsequent..................................................   2,490,666
                                                                  ----------
                                                                  $4,168,790
                                                                  ==========

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

                                                                  YEAR ENDING
                                                                    JUNE 30
                                                                  -----------
    2000........................................................  $ 2,849,462
    2001........................................................    2,435,259
    2002........................................................    1,845,700
    2003........................................................    1,428,400
    2004........................................................    1,121,205
    Later Years.................................................    1,888,300
                                                                  -----------
    Total minimum payments*.....................................  $11,568,326
                                                                  ===========

        -----------------------

        * Minimum payments have not been reduced by minimum sublease rentals for $10,726,677 due in future under non-cancellable subleases.

                                                                    YEAR ENDING JUNE 30,
                                                                  -------------------------
                                                                     2000          1999
                                                                  -----------   -----------
    Minimum rentals.............................................  $ 2,849,462   $ 2,872,597
    Less: sublease rentals......................................   (2,697,852)   (2,721,987)
                                                                  -----------   -----------
                                                                  $   151,610   $   150,610
                                                                  ===========   ===========

9.  RELATED PARTY TRANSACTIONS

    (a) In the 1998 fiscal year, the Company has purchased its office premises, land and building at 418 Preston Street, Ottawa, from a trust of which the beneficiaries are the family of the Chief Executive Officer of the Company whose family owns approximately 32.6% of the common stock of the Company.

    (b) The President of 3193853 Canada Inc. with whom the Company has a term loan payable, is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $35,424 (1999 -- $50,657).

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2000

                               (CANADIAN DOLLARS)

9.  RELATED PARTY TRANSACTIONS (CONTINUED)
    (c) Accounts payable includes $24,825 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company.

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

    The write-downs have been recorded as non-cash restructuring costs, allocated as follows:

    Franchise rights............................................  $   --        $ 5,228,388
    Stores and equipment reacquired from franchisees............      --            978,210
                                                                  -----------   -----------
                                                                  $   --        $ 6,206,598
                                                                  ===========   ===========

11. EARNINGS (LOSS) PER SHARE

    Primary earnings (loss) per share...........................  $      0.04   $     (0.47)
                                                                  ===========   ===========
    Weighted average number of common shares outstanding........  $19,024,598   $19,024,598
                                                                  ===========   ===========

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2000

                               (CANADIAN DOLLARS)

PART I

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

    Certain statements in this Form 10-Q, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on currently available operating, financial and competitive information, and are subject to various and sometimes numerous risks and uncertainties. Actual future results and trends may differ significantly. Factors which may impact future results, include, but are not limited to, raw materials pricing and availability, changes in economic conditions, the competitive environment of the quick-service industry, the continued ability of the Company and its franchisees to obtain suitable locations at reasonable lease rates, the Company's ability to successfully execute business plans, the effect of legal proceedings, and other risks whether detailed in this Form 10-Q and in the Company's 10-K filings, or unforeseen.

GENERAL

    During the 3 month period ending March 31, 2000, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly-owned subsidiaries derived 37.1% of its Revenue from royalties, 7.5% from retail sales of corporately managed stores, 16.7% from supplier incentives, commissions and other, 2.8% from franchise activities, 9.4% from the sale of certain proprietary products and 26.5% from construction revenue. The Company has continued to show positive trends resulting in Net Income for the Quarter ended March 31, 2000 of $421,000 compared to $50,700 for the corresponding period in fiscal 1999. Similarly the year-to-date Net Income for the three quarters in the current fiscal year shows Net Income of $750,100 compared to $134,000 for the corresponding 3 quarters in fiscal 1999. No provision has been made for taxes as a result of a tax loss carry-forward. The Company's management believes that this trend will continue. It is anticipated that 4 new locations will open in the last quarter of fiscal 2000.

    The Company's fiscal year end is the Saturday closest to June 30. The 1999 fiscal year end had 52 weeks. The fiscal year ending June 30, 2000 will include 53 weeks of operation.

    On February 29, 2000, the Company was notified by 3722121 Canada Inc., ("3722121") a company incorporated under the laws of Canada that it had acquired the holdings of the Royal Bank of Canada and its wholly-owned subsidiary The Royal Bank Capital Corporation (collectively "RBCC") in TIEI. RBCC was until that time the single largest shareholder of TIEI as well as it largest creditor.

    Shareholders of 3722121 include Mr. Paul J. Gibson, President and Chief Executive Officer of TIEI, John A. Deknatel, Chief Operating Officer of TIEI, and a number of other common shareholders in TIEI. Neither Mr. Gibson, nor Mr. Deknatel are officers or directors of 3722121.

    Specifically 3722121 acquired from RBCC a subordinated debenture in the amount of $1,129,562 plus accrued and unpaid interest of approximately $370,000 as well as 5,409,825 non-voting, convertible, series A preference shares with accrued undeclared dividend of $1,163,000 and 7,207,760 common shares.

    3722121 has notified TIEI that it has restructured the terms and conditions of the debt instrument it acquired by forgiving the accrued and unpaid interest and adjusting the interest rate from 8% to 4% per annum. 3722121 charged a one-time 6.25% administration fee. This gain in interest expense was accounted for by a credit of $281,000 to Interest expense.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                               (CANADIAN DOLLARS)

    This transaction resolved a number of issues which were before the courts and TIEI and RBCC executed mutual releases pertaining to those actions.

    The Company's management sees these recent developments as very positive for the long-term future of TIEI and is currently reviewing what other steps it might take to amend its capital structure with a view to position itself for growth opportunities in Canada.

RESULTS OF OPERATIONS -- FOR THE QUARTER ENDED MARCH 31, 2000, COMPARED TO THE
  QUARTER ENDED MARCH 31, 1999.

    REVENUE. Total revenue for the quarter ended March 31, 2000 increased $347,000 or 35.1% to $1,335,200 from $988,200 for the corresponding period in fiscal 1999. This was primarily due to Construction revenue of $353,000 compared to $ nil for the corresponding period. Other factors which impacted revenue were:

    - A 47.1% gain in the Sales of managed franchised stores to $99,800 from $67,800 for the corresponding period as a result of the number of stores currently managed by the Company.

    - A $20,200 (19.1%) increase in the revenue from the sale of Proprietary products.

    - An increase in Franchising revenue of $19,700 to $38,000 from $18,300 for the same period in the corresponding period in fiscal 1999.

    - A decrease in Supplier Incentives, commissions and other of $82,700 or (27.1%) to $223,000 from $305,700 for the same period in fiscal 1999 as a
      result of   -  .

    EXPENSES. Expenses for the quarter ended March 31, 2000 decreased $23,300 or (2.5%) to $914,200 from $937,500 for the corresponding period in fiscal 1999. The primary reason was a one-time reversal of interest expense in the amount of $400,300 to ($342,600) from $57,700 primarily as a result 3722121's adjustment of the interest owing on the subordinated debenture it acquired from RBCC as described in more detail above. Excluding this one-time reversal of interest expense, expenses increased $377,000 or 42.8% to $1,256800 from $880,000 for the corresponding period in fiscal 1999. The primary reasons for this increase was an increase in Construction expenses of $353,000 to $353,000 from $ nil for the corresponding period in fiscal 1999 as well as an increase in Head office and administration expenses of $95,000 or 21.2% to $544,200 from $449,100 for the corresponding period in fiscal 1999. This was primary due to a increase of $72,000 to expenses of stores under management contract. Other factors which impacted the Company's expenses were:

    - a $59,300 increase in operating expenses of Managed franchise stores as a result of the number of stores currently managed by the Company.

    - a 15.7% increase in the cost of purchasing Proprietary products to $104,200 from $90,100 for the same period last year.

    - A $114,600 (56.2%) decrease in Depreciation and amortization to $112,900 from $257,500 as a result of the Company's decision to write down its franchise rights at the end of its last fiscal year, June 30, 1999.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                               (CANADIAN DOLLARS)

    The following table sets fourth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  100.0 %    100.0 %
Royalties...................................................   37.1 %     49.6 %
Franchising.................................................    2.8 %      1.9 %
Supplier incentives, commissions and other..................   16.7 %     30.9 %
Proprietary products........................................    9.4 %     10.7 %
Sales of managed franchises stores..........................    7.5 %      6.9 %
Construction revenues.......................................   26.5 %      0.0 %

Head office and administration..............................  (40.8)%    (45.4)%
Proprietary products........................................   (7.8)%     (9.1)%
Managed franchise stores....................................  (10.7)%     (8.4)%
Construction expenses.......................................  (26.4)%     (0.0)%

E.B.I.T.D.A.................................................   14.3 %     37.0 %
                                                              -------    -------

Interest expense............................................   25.7 %     (5.8)%
Depreciation and amortization...............................   (8.5)%    (26.1)%
                                                              -------    -------

Net Income..................................................   31.5 %      5.1 %
                                                              =======    =======

WORKING CAPITAL

    The working capital at the end of the period was $448,000 compared to a working capital deficit of $617,000 for the corresponding quarter in fiscal 1999. The primary reason for the significant change in the working capital resulted from the recent transaction in which 3722121 acquired the holdings and debt held by RBCC in Treats and the subsequent restructuring of the terms and conditions of the debt instrument.

LIQUIDITY AND CASH FLOW

    During the quarter the operating cash inflow was $68,000 compared to an inflow of $40,000 for the corresponding quarter last fiscal year. This was primarily the result of an increase in non-cash operating working capital items, a significant portion was attributable to the transaction between 3722121 and RBCC. No significant capital expenditures are planned for the next quarter and the Company expects that the cash flow from operations for the next quarter will be adequate to meet its obligations.

RAW MATERIALS PRICING AND AVAILABILITY

    The Company enters into fixed price purchasing contracts which, with the exception of coffee, are usually for a period of one year. The Company purchases coffee contracts on a periodic basis. The supply and cost of coffee are, however, subject to significant and unpredictable volatility as a result of climatic, political and economic conditions as well as the impact of commodity trading. To further protect against major price fluctuations in world green coffee pricing the Company from time to time purchases future coffee contracts so that it can average the cost price over a longer period of time.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                               (CANADIAN DOLLARS)

    Bakery mixes are manufactured and supplied by the Quaker Oats Company of Canada based on bi-annual contracts. The Company does not anticipate any supply problems, however, it is possible that supplies are interrupted as a result of labour unrest or acts of God.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, Financial Accounting Standard Number 133 -- "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Currently this requirement would not impact the Company's financial statements.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                               (CANADIAN DOLLARS)

PART II  OTHER INFORMATION

Item 1  Legal Proceedings -- See note 8(a) to the Financial Statements

Item 2  Changes in Securities -- None

Item 3  Defaults Upon Senior Securities -- None

Item 4  Submission of Matters to a Vote of Securities Holders -- None

Item 5  Other Information -- None

Item 6  Exhibits and Reports on Form 8-K -- One

    The Company filed one report on Form 8-K during the third quarter. The form 8-K, filed on March 2, 2000 announced the acquisition by 3722121 Canada Inc., a company incorporated under the laws of Canada that it had acquired the holdings of the Royal Bank of Canada and its wholly-owned subsidiary The Royal Bank Capital Corporation in the Company.

    The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended March 31, 2000.

    The result of operation for the period ended March 31, 2000 are not necessarily indicative of the results of the entire year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2000

                               (CANADIAN DOLLARS)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TREATS INTERNATIONAL ENTERPRISES, INC.

                        NAME                                                                      DATE
                        ----                                                                      ----
                 /s/ PAUL J. GIBSON
     -------------------------------------------       Chief Executive Officer                May 18, 2000
                   Paul J. Gibson

                /s/ JOHN A. DEKNATEL
     -------------------------------------------       Chief Operating Officer                May 18, 2000
                  John A. Deknatel

                 /s/ FRANCOIS TURCOT
     -------------------------------------------       Director of Finance                    May 18, 2000
                   Francois Turcot