Form 10-K405
period 2000-06-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 2000-10-30
CIK 842906

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934


For the fiscal year ended:                                JUNE 30, 2000
                                                          -------------




Commission file number 0-21418



                       TREATS INTERNATIONAL ENTERPRISES, INC.


          DELAWARE                                        13-3495199


418 Preston Street, Ottawa, Ontario, Canada
K1S 4N2
(613) 563-4073



Securities registered pursuant to Section 12(g) of the Act. Common Stock $.001 par value

                                     FORM 10-K


                         SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549



                        TREATS INTERNATIONAL ENTERPRISES, INC.


                       ADDRESS OF PRINCIPAL EXECUTIVE OFFICER:
                                  418 Preston Street
                                   Ottawa, Ontario
                                   Canada, K1S 4N2

                             Telephone No.: (613) 563-4073



                  U.S. ADDRESS OF TREATS INTERNATIONAL ENTERPRISES INC.

                                 c/o Vincent J. Profaci
                                      Attorney at law
                                  Vincent J. Profaci, P.A.
                               932 Center Circle, Suite 1000
                               Altamonte Springs, Florida 32714
                                    United States of America

                                Telephone No.: (407) 673-1144

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [/] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-K or any amendment to this Form 10-K. [/]

The aggregate market value of the voting stock held by non-affiliates of the registrant is U.S. $2,539,813. The aggregate market value was computed by reference to the average bid and asked prices as of October 18, 2000. (U.S. $0.38)

It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common Stock $.001 par value                      15,426,692
     -------------------------------     --------------------------------------
           Title of Class                Shares outstanding at October 18, 2000


DOCUMENTS INCORPORATED BY REFERENCE

                        TREATS INTERNATIONAL ENTERPRISES, INC.

                                      FORM 10-K

                           FOR THE YEAR ENDED JUNE 30, 2000


                  INDEX                                                                      PAGE
PART I
Item 1            Business.................................................................5 - 10
Item 2            Properties...................................................................11
Item 3            Legal Proceedings............................................................11
Item 4            Submission of Matters to a Vote of Security Holders..........................11

PART II
Item 5            Market for the Registrant's Common Equity
                  and Related Stockholder Matters..............................................12
Item 6            Selected Financial Data.................................................13 - 14
Item 7            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................15 - 26
Item 7-A          Quantitative and Qualitative Disclosure about
                  Market Risk..................................................................27
Item 8            Financial Statements and Supplementary Data.............................27 - 48
Item 9            Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................................49

PART III
Item 10           Directors and Executive Officers of the Registrant...........................50
Item 11           Executive Compensation.......................................................51
Item 12           Security Ownership of Certain Beneficial Owners
                  and Management..........................................................52 - 53
Item 13           Certain Relationships and Related Transactions...............................54

PART IV
Item 14           Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.....................................................55 - 57

AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES..............................................58
SIGNATURES.....................................................................................59


                                   PART I

ITEM 1. BUSINESS

Treats International Enterprises, Inc. (the "Company") is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins and other specialty bakery items, gourmet and specialty coffees as well as related food and beverage products in retail stores using a system and methodology of marketing developed and designed by the Company and identified by the trademark TREATS.

The Company operates its business through its wholly-owned subsidiary Treats Inc. Treats Inc. ("IT") is the parent company to a number of other entities, specifically:

          CHOCOLATE GOURMET TREATS LIMITED ("CGTL")
          TREATS ONTARIO INC.("TOI")
          TREATS CANADA CORPORATION ("TCC")

As at September 30, 2000, there are 110 retail units in North America utilizing the Treats System. 99 of these units are owned and operated by franchisees; 11 are corporately managed.

The Company grants both single unit franchises and area development franchises throughout Canada and the United States. While there are currently no operations outside of North America, it is the Company's intention to sell National Licenses in the future. The Company has taken no steps to comply with any other International government franchise regulatory agencies.

The Company markets essentially three variations on the Treats concept. The Treats Bakery, usually 250 - 500 square feet in size with no seating area of its own, the Treats Bakery Cafe, commonly 500 - 2,000 square feet in size with its own seating arrangement and the Treats International Coffee Emporium, normally 500 - 2,000 square feet with its own seating arrangements. Treats stores are found in a variety of locations including office complexes, shopping malls, mixed use properties (commercial location with a shopping area), street front locations, transportation terminals and universities. The Company seeks locations or sites with significant pedestrian traffic, where high visibility prevails.

For substantially all single store franchises in Canada, one of the Company's subsidiaries has entered into a lease ("Head Lease") with the relevant landlord and the location is sub-leased at the same terms, including rental rates, to the franchise owner. The Head Lease is the lease agreement between the landlord and the entity which signs it ("Tenant"). The Tenant is bound by the terms and conditions thereof.

Generally for stores opened by an Area Franchisee, the Area Franchisee enters into the Head Lease directly and the Head Lease is collaterally assigned to the Company or one of its subsidiaries. The collateral assignment means the Company does not have all the rights and obligations associated with entering into the Head Lease. It does, however, give the Company the right, but not the obligation, to assume the franchisee's position under the Head Lease if the franchisee defaults under its obligations under the Area Franchise Agreement with the Company. Franchisee in this context means the person who enters into the Franchise Agreement in a location covered under an Area Franchise Agreement.

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

The Company is a Delaware corporation, organized in 1988.

INDUSTRY OVERVIEW

The market for muffins, cookies and related specialty baked goods as well as coffee products, including gourmet and specialty coffees is large, fragmented and growing. The Specialty Coffee/Specialty Baking franchise concept has been a successful addition to the quick service segment of food franchising. The quick service market-segment continues to grow.

Management believes this growth has been driven by a much greater consumer awareness and appreciation of gourmet and specialty coffee and fresh baked goods as a result of their increasing availability as well as the increase in demand for all fresh premium food products where the price differential from the commercial brands is relatively small compared to the perceived improvement in product quality and taste.

In Canada, the Specialty Baking segment is dominated by two major chains:
Treats (115 plus locations) and MMMarvellous MMMuffins (100 plus locations). Several smaller concepts operate regionally and a number of US Franchisors, including Mrs. Fields Cookies have a national presence in Canada. Treats has competed in this segment in Canada since 1977 always with a strong commitment to quality, a significant operational support program and a very strong emphasis on Coffee.

In the Specialty Coffee segment a number of large national chains have established a strong presence in North America. The most significant chains are: Starbucks with approximately 3,500 corporately owned, licensed and joint-venture locations, Diedrich Coffee Co. with approximately 400 locations under a variety of brand names, including Gloria Jeans and Second Cup with approximately 380 locations. However there are a many other large chains with strong regional and niche presence.

While these competitors have already established a significant presence, they have also created a rapidly expanding market for coffee related concepts. Treats has a unique concept and a operating methodology that will allow it to compete favourably. Treats' strong emphasis on Specialty, Gourmet and Flavoured Coffees in both existing and new Treats locations, positions the concept for growth and expansion.

Specialty coffee sales as a percentage of total coffee sales in North America have been increasing steadily. According to the National Coffee Association, sales of specialty coffee grew from approximately 17% to almost 30% of total coffee sales in the United States from 1989 through 1997. According to the National Coffee Association's 2000 study, 54% of Americans drink coffee every day. On average they drink 3.1 cups per day. The North American coffee market consists of three distinct product categories: (1) commercial ground roast, mass-merchandised coffee and (2) specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and (3) premium coffees (upscale coffees mass-marketed by the leading coffee companies).

Treats believes that several factors have contributed to the increase in demand for gourmet coffee including:

     -- greater consumer awareness of gourmet coffee as a result of its increased availability and significant market awareness of some of the larger coffee concept chains;

     --   increased quality awareness by consumers;

     -- increased demand for all premium food products, including gourmet coffee; and

     --   the decline in alcoholic beverage consumption.

The Specialty Coffee Association of America estimates that the number of specialty coffee beverage outlets in North America had increased to over 10,000 by the end of 1999. The Company believes that, even with the continued growth in the number of specialty coffee stores, the market is fragmented and, with the exception of Starbucks and a few other smaller chains, remains relatively unbranded.

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

The North American per capita flour products consumption has risen from an average of 118 Lbs. in 1984 to 130 Lbs. in 1990 and is forecasted to reach 199 Lbs. by the year 2000. With "in-store" and wholesale bakery products accounting for most of the gains in the traditional baking products, (3% growth per annum) Treats is well positioned for growth.

THE COFFEE MARKET

According to the National Coffee Association's 1998 National Coffee Drinking Trends report, approximately 65% of all consumers (age 10+) drink coffee on a weekly basis, they drink an average of 3.3 cups per day, and the overall number of coffee drinkers has grown approximately 20%. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow through the end of the century. Research from CREST, a market research firm, indicates specialty coffee shop category traffic growth increased by 49%, 11%, 19% and 16%, annually, from 1995 through 1998.

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

EXPANSION

A total of 3 franchised stores were opened and 9 stores were closed during 1999-2000. The Company plans to open approximately 8 franchised stores in Canada in the current fiscal year, primarily in existing markets. The Company has adopted a policy of not developing stores for its own operation and is in the process of franchising all stores currently operated by the Company.

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

RAW MATERIALS

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, in any event, alternate suppliers are available.

TRADEMARKS AND SERVICE MARKS

The Company's rights in its trademarks and service marks are a significant part of its business. The Company is the owner of the following Trade Marks:

     --   TREETS

     --   CHOCOLATE GOURMET TREATS

     --   CHOCOLATE GOURMET TREATS & design

     --   LESBONS TREATS

     --   TREATS & design

     --   TREATS

     --   TREATS BAKERY CAFE

     --   NOBODY TREATS YOU BETTER

     --   MONOGRAM COOKIES

     --   TREATS BAKERY AND YOGURT EMPORIUM

     --   CREPE ETC.

     --   TREATS FROZEN YOGURT...HALF THE CALORIES, TWICE THE FUN

     --   TREATS INTERNATIONAL COFFEE EMPORIUM & design

     --   TREATSATIONS

     --   BAGUETTE EXPRESS

     --   TREATS (Word)

These trademarks are registered in Canada and some of these trademarks are registered in foreign countries including the U.S.A.

The Company is aware of a number of companies which use various combinations of the word Treats in their names and/or services, none of which, either individually or in the aggregate, are considered to materially impair the use by the Company of its mark. It is the Company's policy to vigorously oppose any infringement of its trademarks. The Company generally intends to renew trademarks and service marks which expire.

SEASONALITY

The Company's business is moderately seasonal. Average restaurant sales are normally higher during the fall and spring months than during the summer months.

RESEARCH AND DEVELOPMENT

The Company conducts ongoing development of new menu items and test markets such items, as well as new company-developed food marketing aids, in selected outlets. Although such research and development activities are important to our business, the amounts that have been expended for these activities has not been material.

COMPETITION

The quick service segment including the specialty bakery/specialty coffee segment are intensely competitive and there are many well established competitors with substantially greater financial and other resources than the Company. Although competition in the specialty coffee market is currently fragmented, the Company continues to be competitive. The competition in the specialty bakery market is also fragmented. The Company competes and, in the future will continue to compete with MMMarvelous MMMuffins, Company's Coming, Tim Horton's, a host of bagel concepts and other donut concepts. Current competitors or one or more new major competitors with substantially greater financial, marketing, and operating resources than the Company could enter the market at any time and compete directly against the Company. In addition, in virtually every major metropolitan area in which the Company operates or expects to enter, local or regional competitors already exist. The Company's coffee beverages compete directly with all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. The Company's bakery products compete directly against all restaurant and bakery outlets that serve muffins, cookies and bagels, and other baked goods including the bakery section of supermarkets. The Company believes that its customers choose among retailers primarily on the basis of product quality, service and convenience and, to a lesser extent, on price. The Company also expects that competition for suitable sites for new stores will be intense. The Company competes against other specialty retailers and restaurants for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels. The Company also competes with many franchisors of restaurants and other business concepts with respect to the sale of franchises.

EMPLOYEES

At June 30, 2000, the Company had 68 employees, of whom 53 were store personnel and 15 were corporate personnel. Most store personnel work part time and are paid on an hourly basis. The Company has never experienced a work stoppage and its employees are not represented by a labour organization. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company owns the land and building of its head office at 418 Preston Street, Ottawa.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in several actions arising in the normal course of business. The Company settled most claims subject to certain terms in the amount of $988,800 which was reflected in the statement of income in the fiscal year ending June 30, 1999.

As a result of legal settlement in the prior years, an amount was provided based on those judgements. In the current year, the Company has reversed $261,211 of this amount, as it believes it will not be paid.

As management is of the opinion that the outcome of the remaining claims, counterclaims or appeals is not determinable at this time, no additional provision has been recorded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Security Holders in the fourth quarter.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

-------------------------------------------------------------------------------

The Company's securities, primarily the Units, Stock and Warrants, have been quoted in the over-the-counter market since August 1989. The number of record holders of The Company's Common Stock at June 30, 2000 was 1,522 and at June 30, 1999, was 1,259. Management does not know the number of beneficial holders of the shares of Common Stock. Commencing in January 1992, the Common Stock has been quoted separately. Management has no knowledge whether the volume of trading since January 31, 1992 constitutes an active market or whether an active market will develop.

Through December 31, 1991, the high and low bid and asked prices for The Company's Units were reported in the NASDAQ pink sheets.

Starting February 1992 to June 21, 1993, the Common Stock was quoted on the computerized bulletin board of NASDAQ under the symbol TRTN.

As of June 21, 1993, the Common Stock has been quoted on the computerized bulletin board of NASDAQ under the symbol TIEI.

As of July 10, 2000, subsequent to a 1 for 3 reverse stock split, the Common Stock has been quoted on the computerized bulletin board of NASDAQ under the symbol TRIE.

The following table set forth the high and low bid and asked prices for The Company's stock. Prices represent quotations between dealers without adjustment for retail mark-ups, markdowns or commissions, and may not represent actual transactions.


QUARTER ENDED                        HIGH BID              LOW BID           HIGH ASKED       LOW ASKED
                                      (US $)                (US $)              (US $)          (US$)
-------------                        --------              -------           ----------       ---------
September 30, 1999                     0.02                  0.02              0.02             0.02
December 30, 1999                      0.13                  0.13              0.20             0.20
March 30, 2000                         0.14                  0.14              0.18             0.18
June 30, 2000                          0.12                  0.12              0.16             0.16
July 7, 2000                           0.12                  0.12              0.20             0.20


As of July 10, 2000, subsequent to a 1 for 3 reverse stock split, the Common Stock has been quoted on the computerized bulletin board of NASDAQ under the symbol TRIE.

July 18, 2000 0.31                     0.31                  0.53              0.53
September 30, 2000                     0.19                  0.19              0.50             0.50

ITEM 6. SELECTED FINANCIAL DATA
-----------------------------------------------------------------

The following chart of selected financial data of the Company for five fiscal years are derived from the consolidated financial statements of the Company. The Company presents its financial results in Canadian dollars. For the convenience of the reader, the results for the year ended June 30, 2000, have been converted into U.S. dollars, at the prevailing rate of exchange.

                                                                  AS AT JUNE 30

                                        2000         2000          1999         1998         1997         1996
                                      ------------------------------------------------------------------------
                                      (US) (1)                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash                                     $78.         $116.           5.          46.           -            -
Current Assets                          $653.         $968.         746.         635.         618.       1,256.
Franchise Rights                      $2,064.       $3,060.       3,400.       8,573.       9,566.      10,275.
Total Assets                          $4,262.       $6,320.       6,113.      14,029.      12,888.      13,525.

Current Liabilities                     $571.         $847.       3,355.       3,202.       1,402.       1,847.
Working Capital (Deficit)                $82.         $121.      (2,609.)     (2,567.)       (783.)       (591.)
Long Term Liabilities                 $2,470.       $3,662.       1,949.       1,073.       1,938.       2,279.
Non-Controlling Interest                   -             -            -            -            -            -
Stockholders' Equity                  $1,221.       $1,811.         809.       9,754.       9,549.       9,399.


         ( 1 ) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 2000. Conversion rate: One (1) (US) Dollar equals: $1.4828

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

                                                                  AS AT JUNE 30

                                        2000         2000          1999         1998         1997         1996
                                      -------------------------------------------------------------------------
                                      (US)(1)    (IN THOUSANDS, EXCEPT FOR PER SHARE AND RESTAURANT DATA)
CONSOLIDATED STATEMENT OF INCOME
DATA:
REVENUE
Royalties                              $1,228.      $1,821.     $ 1,807.     $ 1,783.      $ 1,781.     $ 1,968.
Supplier incentives,
  commission and other                   $803.       1,190.       1,010.       1,097.        1,026.       1,071.
Sales of managed franchise stores        $465.         690.         690.         817.          608.       2,106.
Proprietary products                     $299.         443.         433.         449.          511.         341.
Franchise fees                           $118.         175.         134.         218.          200.         265.
Construction Revenue                      $91.         135.         412.         613.          503.         610.
                                      -------------------------------------------------------------------------
Total                                  $3,004.       4,454.       4,486.       4,977.        4,629.       6,361.
                                      -------------------------------------------------------------------------

EXPENSES
Head office administration             $1,477.       2,190.     $ 2,170.     $ 2,192.      $ 1,894.     $ 2,163.
Managed franchise stores                 $468.         694.         662.         714.          473.       2,079.
Amortization                             $305.         452.         212.         818.          987.         839.
Franchising                                 -            -            1.           7.           25.         121.
Interest                                ($117.)       (174.)        246.         111.          157.         249.
Proprietary products                     $261.         387.         372.         397.          440.         294.
Construction Expenses                     $78.         116.         330.         532.          503.         610.
Restructuring costs                         -            -        6,207.           -             -            -
Write-down of investments in
  public company                          $32.          48.       1,525.           -             -            -
Legal settlements                       ($176.)       (261.)      1,250.           -             -            -
Bad debts - notes receivable                -            -          457.           -             -            -
                                      -------------------------------------------------------------------------
Total                                   2,328.       3,452.      13,432.       4,771.        4,479.       6,355.
                                      -------------------------------------------------------------------------

Income before income taxes                676.       1,002.      (8,946.)        206.          150.           6.
Income taxes                                -            -            -            -             -            -
                                      -------------------------------------------------------------------------


Net Income                                676.       1,002.      (8,946.)        206.          150.           6.
                                      -------------------------------------------------------------------------
                                      -------------------------------------------------------------------------

Avg. No. of Shares Outstanding (2)     24,703.      24,703.      19,024.      19,024.       19,024.      19,996.
Earnings per Share                       0.03         0.04        (0,47)        0,01.         0,00.        0,00.
                                      -------------------------------------------------------------------------
                                      -------------------------------------------------------------------------
Number of Treats units in Chain           115.         115.         121.         132.          141.         160.


         ( 1 ) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 2000 Conversion rate: One (1) (US) Dollar equals: 1.4828

         ( 2 )  The Company has 46,279,849 shares outstanding. Net profit
                (loss) per share is calculated based on the weighted average number of shares outstanding for the period. (see Note 11, June 30, 2000)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
              (All amounts are in Canadian $ unless otherwise stated)


SAFE HARBOR STATEMENT

         Certain statements in this Form 10-K, including anticipated store openings, planned capital expenditures and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on currently available operating, financial and competitive information, and are subject to various and sometimes numerous risks and uncertainties. Actual future results and trends may differ significantly.

         Factors which may impact future results, include, but are not limited to, raw materials pricing and availability, changes in economic conditions, the competitive environment of the quick-service industry, the continued ability of the Company and its franchisees to obtain suitable locations at reasonable lease rates, the Company's ability to successfully execute business plans, the effect of legal proceedings, and other risks whether detailed in this Form 10-K and in the Company's 10-Q filings, or unforeseen.

GENERAL

         -- THE YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED
            JUNE 30, 1999

         During the 12 month period ending June 30, 2000, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 41% of its Revenue from royalties, 16% from retail sales of corporately managed stores, 26% from supplier incentives, commissions and other, 4% from franchising activities, 10% from the sale of certain proprietary products and 3% from construction revenue.

         The Company has continued, in the 4th quarter, to show positive trends resulting in Net Income for the Fiscal Year ended June 30, 2000 of $1,002,000 compared to a Loss of $8,945,000 for fiscal 1999. It should be noted however that the significant loss incurred by the Company for the previous fiscal year was the result of certain management decisions which are described in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 1999 on pages 23 and 24.

         The Company's fiscal year end is the Saturday closest to June 30. The 1999 fiscal year end had 52 weeks. The fiscal year ending June 30, 2000 will include 53 weeks of operation.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------


GENERAL (CONT'D)

         On February 29, 2000, the Company was notified by Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), (ARiverdale") a company incorporated under the laws of Canada that it had acquired the holdings of the Royal Bank of Canada and its wholly owned subsidiary The Royal Bank Capital Corporation (collectively "RBCC") in TIEI. RBCC was until that time the single largest shareholder of TIEI as well as it largest creditor.

         Shareholders of Riverdale include Mr. Paul J. Gibson, President and Chief Executive Officer of TIEI, John A. Deknatel, Chief Operating Officer of TIEI, and a number of other common shareholders in TIEI. Neither Mr. Gibson nor Mr. Deknatel are officers or directors of Riverdale.

         Specifically Riverdale acquired from RBCC a subordinated debenture in the amount of $1,129,562 plus accrued and unpaid interest of approximately $370,000 as well as 5,409,825 non-voting, convertible, series A preference shares and accrued dividend and 7,207,760 common shares.

         Riverdale has notified TIEI that it has restructured the terms and conditions of the debt instrument it acquired by forgiving the accrued and unpaid interest and adjusting the interest rate from 8% to 4% per annum. This gain in interest expense was accounted for by a one-time credit of $273,000 to Interest expense on the Income Statement. The debenture is due on March 1, 2007.

         In May of 2000, Riverdale notified the Company that it intended to exercise the conversion rights of the Series A preference shares and accrued dividend it had acquired in the transaction with RBC based on the original formula contemplated in the conversion rights. As a result the Company issued 27,255,251 common stock to Riverdale. This increased the number of issued and outstanding shares from slightly more than 19,000,000 to approximately 46,280,000 common shares.

         On May 4, 2000 the majority of the shareholders of the Company, representing 59.7% of the issued and outstanding shares of the Company, consented to a 1 for 3 reverse split of the Company's common stock. The transaction was subsequently approved by the Board of Directors on May 8, 2000. The 1 for 3 reverse split became effective on July 10, 2000. The current number of issued and outstanding common shares is 15,426,692.

         This transaction resolved a number of issues which were before the courts and TIEI and RBCC executed mutual releases pertaining to those actions.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
-------------------------------------------------------------------------------

GENERAL (CONT'D)

         The Company's management sees these recent developments as very positive for the long term future of TIEI and is currently reviewing what other steps it might take to amend its capital structure with a view to position itself for growth opportunities in Canada.


RESULTS OF OPERATIONS

         REVENUE. Revenue for the year ended June 30, 2000 decreased $32,000 or 0.7% to $4,454,000 from $4,486,000 for the same period last year. The decrease in revenue can be primarily attributed to a decreased of $276,000 in the construction revenue. Other factors which impacted revenue were:


         -- Royalties increased $14,000 or 0.8% to $1,821,000 compared to $1,807,000 for the same period last year.

         -- Supplier incentives increased $180,000 or 17.8% to $1,190,000 compared to $1,010,000 for the same period last year.

         -- Franchising increased $41,000 or 30.5% to $175,000 compared to $134,000 for the same period last year.

         -- Proprietary products sold to distributors for distribution to the franchised and corporately managed locations increased $10,000 or 2.2% to $443,000 compared to $433,000 for the same period last year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


RESULTS OF OPERATIONS (CONT'D)


         EXPENSES. Expenses for the fiscal year ended June 30, 2000 decreased by $9,980,000. There are a number of unusual events that caused this variance.

         In the fiscal year ended June 30, 1999 the Company had unusual expenses in the amount of $8,945,000 as a result of the Company's decision to write down the value of its Franchise Rights, its investment in a public Company, and the value of stores and equipment acquired from franchisees. In addition the Company in that year made a significant one-time provisions for legal settlements and bad debts. Some of these transactions resulted in a lower than usual amortization expense in the year ended June 30, 1999. This is described in more detail in the MD & A for the year ended June 30, 1999 in this section page (23).

         As described in detail above, the holdings of the Royal Bank of Canada in the Company were acquired by Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.) in the fiscal year ended June 30, 2000. This transaction resulted, inter-alia, that a portion of interest owing on a debenture was reversed. This one-time reversal of interest expense amounted to $273,000.

         Excluding the unusual events described above, for the fiscal year ended June 30, 2000 expenses decreased $146,000. This was primarily the result of a decreased of $214,000 in the construction expenses.

         Additionally expenses were impacted by the following factors:

         -- Cost associated with Managed franchised stores increased $32,000 or 4.9% to $694,000 from $662,000 as a direct result of the increase in the number of corporately managed stores.

         -- Head office and administration expenses increased $21,000 or 1.0% to $2,190,000 from $2,170,000 for the same period last year.

         -- The cost of purchasing certain proprietary products for resale to distributors increased $15,000 or 3.9% to $387,000 compared to $372,000 for the same period last year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

CAPITAL RESOURCES - June 30, 2000

         The Company's projected capital asset requirements for the current fiscal year, are not very demanding.

LIQUIDITY AND CASH FLOW - June 30, 2000

         The working capital at the year end was $121,000 compared to a working capital deficit of $2,609,000 for the same period last year. The primary reason for the significant change in the working capital resulted from the recent transaction in which Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.) acquired the holdings and debt by RBCC in Treats and the subsequent restructuring of the terms and conditions of the debt instrument.

         The cash flow from operations during fiscal 2000 increased by $759,000 to $1,240,000 compared to $481,000 in the previous fiscal year this was primarily due to the Company incurring a net loss for the year ended June 30, 1999 in the amount of $8,945,000 compromised largely of non-cash write-downs as reflected in the statement of cash flows (see page 34).

DEBT TO EQUITY RATIO:

         The ratio of debt to equity as at June 30, 2000 was 2.49 to 1 compared to 6.56 to 1 in the previous fiscal year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

         IN THE YEAR:

         In February the Company was notified by Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), ("Riverdale") that it had acquired the holdings of the Royal Bank of Canada and its wholly owned subsidiary ("RBCC") in TIEI. RBCC was until that time the single largest shareholder of TIEI as well as it largest creditor. Specifically Riverdale acquired from RBCC a subordinated debenture in the amount of $1,129,562 plus accrued and unpaid interest of approximately $370,000 as well as 5,409,825 non-voting, convertible, series A preference shares and 7,207,760 common shares.

         This transaction resolved a number of issues which were before the courts and TIEI and RBCC executed mutual releases pertaining to those actions.

         Riverdale restructured the terms and conditions of the debt instrument it acquired by forgiving the accrued and unpaid interest and adjusting the interest rate from 8% to 4% per annum and exercised the conversion rights on the preference shares and accrued dividend it acquired. This resulted in the number of issued and outstanding common shares of the Company to increase from approximately 19 million to almost 46.3 million common shares.

         In May of 2000, Riverdale notified the Company that it intended to exercise the conversion rights of the Series A preference shares it had acquired in the transaction with RBC based on the original formula contemplated in the conversion rights. As a result the Company issued 27,255,251 common stock to Riverdale. This increased the number of issued and outstanding shares from slightly more than 19,000,000 to approximately 46,280,000 common shares. The Company's common stock underwent a 1 for 3 reverse split at the end of June, resulting in approximately 15.4 million issued and outstanding common shares.

         The implementation of the "direct bank transfer" system which automatically withdraws royalty, advertising fund and receivable payments from franchise owners' bank accounts on a weekly basis has continued over the year. Virtually all franchise owners now use this system to make weekly payments of royalties, ad fund contributions and promissory note installments.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

         The Company continued to actively encourage franchise owners to update the appearance of existing stores using the new design criteria developed. This year 6 stores underwent renovations. These renovations have in virtually every instance resulted in increased sales performance. The company intends to continue to actively encourage franchise owners to adopt the new design criteria.

         In January of 2000 the Company introduced the second component of the TreatSations line, a variety of oatmeal bars. Even though the test results were very positive, the introduction of the new line was not well received and the Company has ceased to actively promote the new line of oatmeal bars. The Company intends to continue to develop high end products under the TreatSations banner.

         The Company terminated the National Licensing Agreement for Chile and Argentina it had entered into because of non-performance.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (All amounts are in Canadian $ unless otherwise stated)

GENERAL

     --  THE YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

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

RESULTS OF OPERATIONS

     Total revenue for the year ended June 30, 1999 decreased $491,000 or 9.9% to $4,486,000 from $4,977,000 for the same period last year. The decrease in revenue resulted primarily from:

     -- The sales of corporately managed stores decreased by $127,000 or 15.5% to $690,000 from $817,000 for the same period last year. This is the result of the company's ongoing commitment to divest itself from corporately owned locations.

     -- Royalties increased $24,000 or 1.3% to $1,807,000 compared to $1,783,000 for the same period last year.

     -- Supplier incentives decreased $87,000 or 7.9% to $1,010,000 compared to $1,097,000 the same period last year.

     -- Franchising decreased $84,000 or 38.5% to $134,000 compared to $218,000 for the same period last year.

     -- Proprietary products sold to distributors for distribution to the franchised and corporately managed locations decreased $16,000 or 3.6% to $433,000 compared to $449,000 for the same period last year.

     -- Revenues from construction decreased $202,000 or 33.0% to $411,000 compared to $613,000 for the same period last year.

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

     The Company made a number of fiscal decisions in the past fiscal year that have significantly impacted expenses and as a direct consequence the profitability of the Company. All of these changes were one-time charges and most represent non-cash charges. (See Management Plan note 15, page 43). The total increase in expenses is $8,660,000. However excluding the one-time charges which are described in detail below, the Company's expenses decreased by $778,000 or 16.3%. The variance in expenses relate to the following:

     -- Costs associated with Managed franchised stores decreased $52,000 or 7.3% to $662,000 from $714,000 as a direct result of the decrease in the number of corporately managed stores.

     -- Head office and administration expenses decreased $22,000 or 1.0% to $2,170,000 from $2,192,000 for the same period last year.

     -- The cost of purchasing certain proprietary products for resale to distributors decreased $25,000 or 6.3% to $372,000 from $397,000 for the same period last year.

     -- The cost of construction and renovation of stores decreased by $202,000 or 38.0% to $330,000 compared to $532,000 for the same period last year.

     -- As a result of the write-down of franchise rights to their estimated fair market value, amortization was $nil compared to $664,000 in the previous year.

     -- Interest expense increased by $135,000 or 121.6% to $246,000 from $111,000 last year. This was the result of interest on a mortgage on the building which houses the offices of the Company and which the Company acquired. In addition the Company recorded interest on a loan from 3193853 Canada Inc. In the previous year the interest portion of the funds owed to 3193853 Canada Inc. had been forgiven.

     -- There was a write-down of $1,525,000 of an investment in a US public company which had acquired the rights to develop the Treats concept in the U.S.A. for consideration of convertible preference shares. That company, however, has not been profitable, has not raised sufficient capital nor has it made the required number of new store openings. Management does not believe that there will be any improvement in the foreseeable future and that the asset has been permanently impaired.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS (CONT'D)

     -- In addition, management has permanently closed unprofitable stores it reacquired from franchisees in Canada. Accordingly, capital assets were written down to their estimated fair market value.

The write-downs have been recorded as non-cash restructuring costs, allocated as follows:

                                                                    $

          Franchise rights                                      5,228,388
          Stores and equipment reacquired from franchisees        978,210
                                                                ---------
                                                                6,206,598
                                                                ---------
                                                                ---------

     -- The Company is a defendant in several actions arising in the normal course of business. The Company settled most claims subject to certain terms in the amount of $1,250,000, which has been reflected in the statement of income. As management is of the opinion that the remaining claims, counterclaims or appeals is not determinable at this time, no additional provision has been recorded.

CAPITAL RESOURCES - June 30, 1999

     The Company's projected capital asset requirements for the current fiscal year, are not very demanding and the Company does not anticipate having trouble meeting any of its obligations arising out of the normal course of business.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CASH FLOW - June 30, 1999

     The working capital deficit at the year end increased by $41,000 to $(2,609,000). This was primarily due to the Company being in default of their loan covenants with 3193853 Canada Inc. and the Royal Bank of Canada. In addition, 3193853 Canada Inc. and the Royal Bank of Canada have not waived their rights to call the term loan and subordinated debenture at a future date and accordingly the debts are classified as current. (See note 7 (a) page 38)

     The cash flow from operations during fiscal 1999 decreased by $2,469,000 to $(1,294,000) compared to $1,175,000 in the previous fiscal year this was primarily due to the Company incurring a net loss for the year in the amount of $8,945,000 compromised largely of non-cash write-downs as reflected in the statement of cash flows (see page 29) and in note 10 (see page 40-41). Management believes that these are one-time write-downs and will not be repeated in future years. As well the Company has taken actions to close a number of locations that were unprofitable and not considered likely to become profitable in the near future, and to reduce general and administrative expenses. Management has prepared cash flow projections for the next five years indicating positive cash flows and profitability. The projected cash flows were not audited, reviewed or compiled by the auditors, but were used by the independent appraiser (see note 6 page
     35) in arriving at the valuation of franchise rights.

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

     -- As a result of the write-downs described above, as well as in various notes to the audited financial statements included, the debt to equity ratio is not included, as the ratio does not represent meaningful information.

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

ITEM 7 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

ITEM 7-A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company has a line of credit of $150,000 with its financial institution where the interest rate is fixed to the prime interest rate charged which fluctuates weekly. There are no commodity price risks.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          TREATS INTERNATIONAL ENTERPRISES, INC.

          Consolidated Financial Statements 2000 compared to 1999
          Page 28 to 48

                FINANCIAL
                STATEMENTS


                CONSOLIDATED





                TREATS INTERNATIONAL
                ENTERPRISES, INC


                June 30, 2000 and 1999

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000 AND 1999
                             (CANADIAN DOLLARS)


                                INDEX

       Page

         30             Auditors' Report

      31 - 32           Consolidated Balance Sheets

         33             Consolidated Statements of Income and Deficit

         34             Consolidated Statements of Cash Flows

         35             Consolidated Statements of Stockholders' Equity

      36 - 48           Notes to the Consolidated Financial Statements

                           AUDITORS' REPORT

TO THE STOCKHOLDERS OF
       TREATS INTERNATIONAL ENTERPRISES, INC.

We have audited the consolidated balance sheets of TREATS INTERNATIONAL ENTERPRISES, INC. as at June 30, 2000 and 1999 and the consolidated statements of income and deficit, cash flows and stockholders' equity for the years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998 in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States).



                                  Chartered Accountants

Toronto, Canada
September 7, 2000

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000 AND 1999
                             (CANADIAN DOLLARS)



                                             NOTE     2000      1999
                                             ----     ----      ----
                                                        $         $
                                   ASSETS
CURRENT
     Accounts receivable                             157,753    202,544
     Current portion of notes receivable             159,289    213,234
     Prepaid expenses                                292,381    174,328
     Construction work in process                    242,492    151,283
     Cash                                            115,811      5,014
                                                   ---------  ---------
                                                     967,726    746,403

FRANCHISES HELD FOR RESALE                           265,049          -

NOTES RECEIVABLE                             3       717,362    525,593

INVESTMENT IN PUBLIC COMPANY                 4        45,735     93,351

CAPITAL ASSETS                               5     1,263,780  1,347,994

FRANCHISE RIGHTS                             6     3,060,000  3,400,000
                                                   ---------  ---------
                                                   6,319,652  6,113,341
                                                   ---------  ---------
                                                   ---------  ---------

         Approved on behalf of the Board:




                       ____________________________Director



                          See the accompanying notes

                   TREATS INTERNATIONAL ENTERPRISES, INC.

                      CONSOLIDATED BALANCE SHEETS

                           JUNE 30, 2000 AND 1999
                             (CANADIAN DOLLARS)


                                                  NOTE       2000      1999
                                                  ----       ----      ----
                                                              $         $

                                  LIABILITIES

CURRENT
      Accounts payable and accrued liabilities            449,995       611,528
      Current portion of long-term debt                   396,930     2,743,495
                                                        ---------     ---------
                                                          846,925     3,355,023

LONG-TERM DEBT                                    7     3,431,947     1,736,770

LEASE SECURITY DEPOSITS                                   229,863       212,212
                                                        ---------     ---------
                                                        4,508,735     5,304,005
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES                     8

                               STOCKHOLDERS' EQUITY

CAPITAL STOCK                                     9
   Preferred
       Authorized, 4,590,175 (1999-10,000,000),
          non-voting, cumulative shares,
          dividends at U.S.$.028 per share
          (Cdn.$.041 per share), redeemable
          at option of Company at U.S.$1
          per share, par value U.S.$0.50
       Issued, nil (1999-5,409,825) series A shares             -     3,732,779
   Common
       Authorized, 75,000,000 (1999 - 33,333,333) shares,
          par value U.S. $0.001
       Issued, 46,279,849 (1999 - 19,024,598) shares       46,280        19,025
   Additional paid-in capital                          15,636,020    10,757,739
                                                       ----------   -----------
                                                       15,682,300    14,509,543
DEFICIT                                               (13,871,383)  (13,700,207)
                                                       ----------   -----------
                                                        1,810,917       809,336
                                                        6,319,652     6,113,341
                                                       ----------   -----------
                                                       ----------   -----------


                         TREATS INTERNATIONAL ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT

                         YEARS ENDED JUNE 30. 2000, 1999 AND 1998
                                    (CANADIAN DOLLARS)

                                                   NOTE                2000             1999              1998
--------------------------------------------------------------------------------------------------------------

                                                                        $                $                 $

REVENUES
     Royalties                                                     1,821,128         1,807,184        1,783,428
     Supplier incentives and other                                 1,189,879         1,009,898        1,097,316
     Sales of managed franchise stores                               690,036           690,139          816,648
     Proprietary products                                            442,953           433,391          448,634
     Construction                                                    135,256           411,260          612,915
     Franchise fees                                                  175,383           134,373          217,941
                                                                -----------------------------------------------
                                                                   4,454,635         4,486,245        4,976,882
                                                                -----------------------------------------------
EXPENSES
     Head office and administration                                2,190,659         2,169,717        2,192,004
     Managed franchise stores                                        694,490           661,788          714,357
     Proprietary products                                            386,811           372,415          396,566
     Construction expenses                                           116,231           330,360          531,796
     Interest on long-term debt                                       99,016           246,005          111,163
     Write-down of investment in public
          company                                    4                47,616         1,524,561                -
     Franchising                                                       1,250             1,375            7,337
     Bad debts - notes receivable                                          -           457,245                -
     Restructuring costs                                                   -         6,206,598                -
     Legal settlements                               8              (261,211)        1,250,000                -
     Interest forgiveness                            7              (273,414)                -                -
     Amortization
         Capital assets and franchise rights                         451,606           138,523          745,424
         Deferred costs                                                    -            72,702           72,702
                                                                -----------------------------------------------

                                                                   3,453,054        13,431,289        4,771,349
                                                                -----------------------------------------------

NET INCOME (LOSS) FOR THE YEAR                      12             1,001,581        (8,945,044)         205,533

DEFICIT, BEGINNING OF YEAR                                       (13,700,207)       (4,755,163)      (4,960,696)

DIVIDENDS                                                         (1,172,757)                -                -
                                                                -----------------------------------------------

DEFICIT, END OF YEAR                                             (13,871,383)      (13,700,207)      (4,755,163)
                                                                -----------------------------------------------
                                                                -----------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE                     11                  0.04             (0.47)            0.01
                                                                -----------------------------------------------
                                                                -----------------------------------------------



                          See the accompanying notes

                          TREATS INTERNATIONAL ENTERPRISES, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                          YEAR ENDED JUNE 30, 2000, 1999 AND 1998
                                     (CANADIAN DOLLARS)


                                                                         2000            1999             1998
---------------------------------------------------------------------------------------------------------------
                                                                         $                  $             $
NET INFLOW (OUTFLOW) OF CASH RELATED
    TO THE FOLLOWING ACTIVITIES

OPERATING
    Net income (loss) for the year                                  1,001,581       (8,945,044)         205,533
    Items not affecting cash
        Amortization
          Capital assets and franchise rights                         451,606          138,523          745,424
          Deferred costs                                                    -           72,702           72,702
Capital assets                                                              -         (419,418)        (412,062)
    Franchise stores held for resale                                        -                -          412,062
    Write down of franchise rights                                          -        5,228,388                -
    Write down of investment in public company                         47,616        1,524,561                -
    Write down of capital assets                                            -          978,210                -
    Bad debts - notes receivable                                            -          457,245                -
    Write off of deferred costs                                             -          195,864                -
    Legal settlements                                                (261,211)       1,250,000                -
                                                                -----------------------------------------------

                                                                    1,239,592          481,031        1,023,659
Changes in non-cash operating items                                  (308,351)        (524,612)         151,263
                                                                -----------------------------------------------
                                                                      931,241          (43,581)       1,174,922
                                                                -----------------------------------------------
FINANCING
    Long-term debt                                                   (390,177)         147,645          943,897
    Bank indebtedness                                                       -                -         (102,232)
    Dividends                                                      (1,172,757)               -                -
                                                                -----------------------------------------------

                                                                   (1,562,934)         147,645          841,665
                                                                -----------------------------------------------

INVESTING
    Franchise stores held for resale                                 (265,049)               -         (269,981)
    Deferred costs                                                          -                -           32,742
    Notes receivable                                                 (137,824)        (159,047)         590,217
    Investment in public company                                            -                -       (1,617,912)
    Purchase of capital assets                                        (27,394)         (24,779)      (1,082,885)
    Proceeds on disposal of capital assets and franchise rights             -                -          471,682
    Advertising commitment                                                  -           94,576          (94,576)
    Purchase of franchise rights                                            -          (55,674)               -
    Conversion of preference shares into common                    (3,732,779)               -                -
    Issuance of common shares                                       4,905,536                -                -
                                                                -----------------------------------------------
                                                                      742,490         (144,924)      (1,970,713)
                                                                -----------------------------------------------

NET CASH INFLOW (OUTFLOW)                                             110,797          (40,860)          45,874

CASH POSITION, BEGINNING OF YEAR                                        5,014           45,874                -
                                                                -----------------------------------------------

CASH POSITION, END OF YEAR                                            115,811            5,014           45,874
                                                                -----------------------------------------------
                                                                -----------------------------------------------


                               See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                               (CANADIAN DOLLARS)



                                    ----   PREFERRED SHARES   --------   COMMON SHARES   ----
                                    SHARES            AMOUNT       SHARES           AMOUNT        DEFICIT         TOTAL
-------------------------------------------------------------------------------------------------------------------------
                                                        $                              $               $             $



Balance, June 30, 1997            5,409,825         3,732,779     19,024,598      10,776,764     (4,960,696)    9,548,847

Net income for the year                   -                 -              -               -        205,533       205,533
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1998            5,409,825         3,732,779     19,024,598      10,776,764     (4,755,163)    9,754,380

Net loss for the year                     -                 -              -               -     (8,945,044)   (8,945,044)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1999            5,409,825         3,732,779     19,024,598      10,776,764    (13,700,207)      809,336

Conversion of preference shares
      into common shares         (5,409,825)       (3,732,779)    20,737,661       3,732,779              -             -

Conversion of dividends into
      common shares                       -                 -      6,517,590       1,172,757              -     1,172,757

Net income for the year                   -                 -              -               -      1,001,581     1,001,581

Dividends                                 -                 -              -               -     (1,172,757)   (1,172,757)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 2000                    -                 -     46,279,849      15,682,300    (13,871,383)    1,810,917
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------


                        See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)




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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)




------------------------------------------------------------------------------

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


        INVESTMENT IN PUBLIC COMPANY

        The investment in public company is accounted for at cost. Under the cost method, the investment is recorded at its original cost, and earnings from the investment are recognized only to the extent of dividends received or receivable. When evidence indicates a permanent decline in value, the investment is written down.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)



------------------------------------------------------------------------------

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


         BASIC EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share are calculated using the daily weighted average number of common shares outstanding during the fiscal year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

                                                                                2000         1999
----------------------------------------------------------------------------------------------------

3.       NOTES RECEIVABLE

         Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from July 1999 to June 2020.

                                                                                   $          $
         Notes receivable, net of allowance for doubtful
             accounts of nil (1999 - nil)                                        876,651     738,827
         Less current portion                                                   (159,289)   (213,234)
                                                                                --------------------

                                                                                 717,362     525,593
                                                                                ====================


4.       INVESTMENT IN PUBLIC COMPANY

         In 1998, the Company sold the U.S. area rights for consideration of 2,800,000 class "AA" convertible preference shares in EMC Group Inc., a U.S. public company incorporated in the State of Florida, via a management buy-out by former employees of the company. The investment has been recorded at the cost of equipment and franchise rights transferred to EMC Group Inc. based on the available information at the time of the sale.

         The preference shares are convertible to common stock for the equivalent of US$2,800,000 based on the average market value of the common stock for the 60 days prior to the date of conversion, subject to approval of the board of directors of EMC Group Inc. EMC Group Inc. will only permit the conversion of preferred shares to common shares of EMC Group Inc. as long as the conversion does not exceed 10% of the total number of outstanding common shares of EMC Group Inc. As of June 30, 2000 the Company has not converted any of its preferences shares.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

                                                                                2000          1999
----------------------------------------------------------------------------------------------------

5.       CAPITAL ASSETS

                                                              ACCUMULATED
                                                  COST        AMORTIZATION    --- NET BOOK VALUE ---
                                                   $              $               $             $
         Land                                    457,885              -        457,885       457,885
         Building                                625,000         62,500        562,500       602,106
         Furniture, fixtures and equipment       736,073        689,183         46,890        25,996
         Corporate owned stores reacquired
           from franchisees                      218,700         87,480        131,220       174,960
         Corporate owned store equipment
           reacquired from former
           franchisees                           108,809         43,524         65,285        87,047
                                               -----------------------------------------------------

                                               2,146,467        882,687      1,263,780     1,347,994
                                               =====================================================

6.       FRANCHISE RIGHTS

                                              $                        $
         Franchise rights                 3,400,000               3,400,000
         Accumulated amortization           340,000                       -
                                          ---------------------------------

                                          3,060,000               3,400,000
                                          =================================

         The Company obtained an independent appraisal from Scott
         Rankin, Gordon & Gardiner,Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,060,000 as at June 30, 2000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

                                                                                2000         1999
----------------------------------------------------------------------------------------------------
7.       LONG-TERM DEBT
                                                                                  $             $
         Business Development Bank of Canada Term loan, repayable in 47 monthly instalments of $4,200 plus interest at 11%, due July
           23, 2003, secured by a general security agreement, second
           mortgage on the land and building at 418 Preston Street, and
           a personal guarantee of up to 50% by one of the shareholders         155,400      200,000

         Appleford Capital Inc. (formerly 3193853 Canada Inc.)
           Term loan, bearing interest at 4% per annum, payable $52,000 per annum in the first two years, $72,800 in the next two
           years and the balance due April, 2005, secured by a general security agreement, general assignment of book debts and
           franchise rights, pledge of all the shares in subsidiary and
           associated companies (see note (a) below)                          1,178,462    1,180,824

         Riverdale Capital Inc. (formerly 3722121 Canada Inc.)
           Term loan, bearing interest at 4% per annum, payable
           principal and interest of $130,000 to March 2004, $162,500 per annum, for the next three years and the balance due
           March 2007, secured by a general assignment of book debts
           and franchise rights, pledge of all the shares in subsidiary
           and associated companies (see note (b) below)                      1,171,117            -

         P. Murphy in trust
           Mortgage bearing interest at 7% payable in 212 bi-weekly
           instalments of $1,000 on interest and principal, due August
           2008, secured by land and building at 418 Street, Ottawa,
           Ontario and a General Security Agreement                             161,758       171,955
                                                                              -----------------------


         Carried forward                                                      2,666,737     1,552,779

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

                                                                                2000         1999
----------------------------------------------------------------------------------------------------
7.       LONG-TERM DEBT (CONT'D)
                                                                                 $             $

         Brought forward                                                      2,666,737     1,552,779

         D. Crawford
           Term loan, repayable in 70 bi-weekly instalments of $1,000 of principal and interest at 10%, due March 2003, secured by
            a General Security Agreement                                         62,467        81,085

         Bank of Nova Scotia
           Term loan unsecured, repayable in 21 monthly instalments of
           $774 plus interest at prime plus 2%, due July 9, 2002                 16,247             -

         Royal Bank of Canada
           Subordinated debenture, bearing interest at 8% per annum,
           payable in 60 monthly instalments, due June 30, 2001,
           secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares
           in subsidiary and associated companies                                     -     1,129,562

         Business Development Bank of Canada
           Term loan, repayable in 47 monthly instalments of $2,000
           plus interest at prime plus 4%, due July 23, 2003, secured by a general security agreement, general assignment of
           books debts and franchise rights, pledge of all the shares
           in subsidiary and associated companies                                     -        24,000

         LaCaisse Populaire St. Charles Ltee
           Mortgage, bearing interest at 6.8% per annum payable in 80 monthly instalments of $4,999 on interest and principal, due
           March 2007, secured by land and building at 418 Preston
           Street in Ottawa, Ontario                                            325,012       360,987
                                                                              -----------------------

         Carried forward                                                      3,070,463     3,148,413

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

                                                                                2000         1999
----------------------------------------------------------------------------------------------------
7.       LONG-TERM DEBT (CONT'D)
                                                                                 $             $

         Brought forward                                                      3,070,463     3,148,413


         Other long-term debt
           Non-interest bearing, with various terms of
           repayment ending in 2002                                              63,303        81,852

         Legal settlements, non-interest-bearing,  principal
           only including 8% imputed interest of $257,073,
           payments of $93,000 annually, with various terms
           of repayment ending in 2006, (see note 8)                            695,111     1,250,000
                                                                              -----------------------

                                                                              3,828,877     4,480,265
         Less current portion                                                  (396,930)   (2,743,495)
                                                                              -----------------------

                                                                              3,431,947     1,736,770
                                                                              -----------------------
                                                                              -----------------------

         (a) On March 1, 2000, Appleford Capital Inc. (formerly 3193853 Canada Inc.), whose President is a member of the family of the Chief Executive Officer of the Company amended the interest of the loan to 4%.

         (b) On March 1, 2000, Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), a corporation with 9% of the outstanding common shares owned by the Chief Executive Officer of the Company and 53% by family members of the Chief Executive Officer of the Company, acquired the subordinated debenture of the Royal Bank of Canada and forgave the interest portion of the debenture in the amount of $273,414. Riverdale Capital Group Inc. issued a new debenture in the amount of $1,200,000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

7.       LONG-TERM DEBT (CONT'D)

         Interest expense for the year related to long-term debt was $99,016.

         The minimum future principal repayments required over the next five years are as follows:

                                      $

         2001                        396,930
         2002                        372,281
         2003                        380,491
         2004                        319,644
         2005                        334,472
         Subsequent                2,025,059
                                   ---------

                                   3,828,877
                                   ---------
                                   ---------

8.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in several actions arising in the normal course of business. The Company settled most claims subject to certain terms in the amount of $988,800, which was reflected in the statement of income in the fiscal year ending June 30, 1999.

         As a result of legal settlement in the prior years, an amount was provided based on those judgements. In the current year, the Company has reversed $261,211 of this amount, as it believes it will not be paid.

         As management is of the opinion that the outcome of the remaining claims, counterclaims or appeals is not determinable at this time, no additional provision has been recorded.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

8.       COMMITMENTS AND CONTINGENCIES (CONT'D)

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

            Year ending June 30                                 $
                              2001                           2,877,121
                              2002                           2,300,771
                              2003                           1,946,179
                              2004                           1,633,394
                              2005                           1,258,352
                              Later Years                    2,175,526
                                                            ----------

            Total minimum payments*                         12,191,343
                                                            ----------
                                                            ----------

         * Minimum payments have not been reduced by minimum sublease rentals for $11,487,431 due in future under non-cancellable subleases.


            YEAR ENDING JUNE 30, 2001
                                                          $
            Minimum rentals                            2,877,121
            Less: sublease rentals                    (2,720,833)
                                                      ----------

                                                         156,288
                                                      ----------
                                                      ----------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

9.       CAPITAL STOCK

         On April 14, 2000 the Company amended its share capital structure as follows:

         CLASS           NUMBER OF SHARES                         NUMBER OF
                         AUTHORIZED              PAR VALUE      SHARES ISSUED
         Common           75,000,000             $.001 U.S.       46,279,849
         Preference       10,000,000             $.500 U.S.              -


         The Company issued dividends of $1,172,757 on the preference shares held by Riverdale Capital Group Inc. The dividends were converted into 6,517,590 common shares of the Company. The Company also converted its 5,409,825 series A preference shares into 20,737,661 common shares of the Company, in accordance with the debenture agreement dated June 30, 1994.


10.      RELATED PARTY TRANSACTIONS

         (a) Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), a corporation with 9% of the outstanding common shares owned by the Chief Executive Officer of the Company and 53% by family members of the Chief Executive Officer of the Company, acquired the debenture of Royal Bank of Canada and forgave interest in the amount of $273,414.

         (b) The President of Appleford Capital Inc. (formerly 3193853 Canada Inc.) with whom the Company has a term loan payable, is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $13,222 (1999 - $nil). Appleford Capital Inc. forgave interest payable of $35,423.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

                                                                                2000         1999
----------------------------------------------------------------------------------------------------
10.      RELATED PARTY TRANSACTIONS (CONT'D)

         (c) The Company owed $21,525 to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company. The debt was forgiven during the year.

         (d)   The office premises, land and building at 418 Preston
               Street, Ottawa, was purchased from a trust of which the beneficiaries are the family of the Chief Officer of the Company whose family owns approximately 56.10% of the common stock of the Company.

11.      BASIC EARNINGS (LOSS) PER SHARE

                                                                                 $             $

         Basic earnings (loss) per share                                      0.04         (0.47)
                                                                         -----------------------

         Weighted average number of common shares outstanding            24,702,775   19,024,598
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

12.      INCOME TAXES

         The Company has utilized its tax losses to reduce its taxable income to nil. The Company has a non-capital loss of $100,000 which expires on June 30, 2006.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

13.      FINANCIAL INSTRUMENTS

         FAIR VALUE
         The carrying amounts of accounts receivable, short-term notes receivable and accounts payable and accrued liabilities approximates their fair value because of the short-term maturities of these items.

         The carrying amount of the long-term notes receivable approximates their fair value because the interest rates approximate market rates.

         The carrying amounts of the term loans to related parties (10(a) and (b) do not approximate their fair value because the term loans do not bear interest (note 14).

         The fair values of the term loans due to related parties are not determinable, as these amounts are interest-free and, accordingly, can not be ascertained with reference to similar debt with arm's length parties.

14.      SUBSEQUENT EVENT

         On July 2, 2000, the Company filed an application with the Securities and Exchange Commission to revise its share capital structure and had a 1 for 3 reverse split. As a result, the issued share capital of the Company subsequent to year end is 15,426,692. These financial statements do not reflect the effect of the reverse split and the basic earnings per share on a post-split is $.06.

         On July 2, 2000, Riverdale Capital Group Inc. and Appleford Capital Inc. amended the terms of the term loans which became interest free. Accordingly the fair values of these term loans are not disclosed at June 30, 2000.

15.      COMPARATIVE FIGURES

         Prior year's figures have been reclassified to conform with the current year's presentation.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         -     No Disagreements or changes.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The following sets forth the names of the Company's Directors and Officers.

NAME                       AGE         POSITION
Paul J. Gibson             45          President, C.E.O. and Director
John A. Deknatel           53          Chief Operating Officer
Peter-Mark Bennet          43          Director
Francois Turcot            40          Director of Finance

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

ITEM 11  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Set forth in the table below, is the cash compensation paid to the C.E.O. of the Company and the total to all Executive Officers as a group:

                                                     US ($)
                        CAPACITIES IN                CASH
NAME OF INDIVIDUAL      WHICH SERVED                 COMPENSATION
------------------      -------------                ------------
Paul J. Gibson          Chairman and Chief
                        Executive Officer               $78,000.

Executive officers as a group (3 people)               $187,000.

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

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following sets forth as of the date of October 18, 2000, the number and percentage owned of record and beneficially, by each Officer and Director of the Company and by any other person owning 5% or more of the outstanding shares.

                                                   EFFECTIVE OCTOBER 18, 2000
                                                # Shares of
                                                Common stock              %
PRINCIPAL SHAREHOLDERS & OFFICERS                Registered           Ownership
---------------------------------               -------------------------------
Paul Gibson Intrust               (1)             287,847.              1.87%
418 Preston Street
Ottawa, Ontario (K1S 4N2)

John Deknatel                                      43,708.               .28%
418 Preston Street
Ottawa, Ontario (K1S 4N2)

Access Investment Group Ltd.      (2)           1,686,763.             10.93%
Sassoon House
Nassau, Bahamas

Francois Turcot                                     3,125.              0.02%
418 Preston Street
Ottawa, Ontario (K1S 4N2)
                                                -------------------------------

Officers & Directors as a group                 2,021,443.             13.10%
                                                -------------------------------
                                                -------------------------------

OWNERS IN EXCESS OF 5%

882793 Ontario Ltd. In Trust      (3)           5,738,333.             37.20%
c/o Toronto Dominion Greenline
Toronto, Ontario, Canada

Ray Mac Leod In Trust                           1,066,667.              6.91%
RR#1m Finch, ON, Canada

--------------------------------------------------------------------------------

NOTES

1. Paul J. Gibson may be deemed to be a promoter as such terms are defined under the Securities Act of 1933.

2. Access Investment Group Ltd. is a company controlled by Mr. P. J. Gibson and his immediate family.

3. 882793 Ontario Ltd is a company whose President is a member of the family of the Chief Executive Officer of the Company.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     RELATED PARTY TRANSACTIONS

     (a) Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), a corporation with 9% of the outstanding common shares owned by the Chief Executive Officer of the Company and 53% by family members of the Chief Executive Officer of the Company, acquired the debenture of Royal Bank of Canada and forgave interest in the amount of $273,414.

     (b) The President of Appleford Capital Inc. (formerly 3193853 Canada Inc.) with whom the Company has a term loan payable, is a member of the family of the Chief Executive Officer of the Company. The related interest expense was $13,222 (1999 - $nil). Appleford Capital Inc. forgave interest payable of $35,423.

     (c) The Company owed $21,525 owed to 764719 Ontario Inc. whose owner is a member of the family of the Chief Executive Officer of the Company. The debt was forgiven during the year.

     (d) The office premises, land and building at 418 Preston Street, Ottawa, was purchased from a trust of which the beneficiaries are the family of the Chief Officer of the Company whose family owns approximately 56.10% of the common stock of the Company.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

INDEX

-    Computation of Earnings Per Share -
              U.S. GAAP  - Treasury Share Method.....................Page 56

-    Computation of Earnings Per Share -
              Treasury Share Method..................................Page 57

-    Auditors' Report on Financial Statement Schedules...............Page 58

COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD

                                                     FOR THE FISCAL QUARTER ENDED                  FOR THE FISCAL YEAR ENDED
                                       -------------------------------------------------------------------------------------------
                                         SEPTEMBER         DECEMBER          MARCH          JUNE          JUNE           JUNE
                                            1999             1999            2000           2000          2000           1999
                                       -------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE - U.S. GAAP

Net earnings                              $ 167,964.        $161,078.     $ 421,043.      $254,716.    $ 1,004,801.   ($8,945,044.)
Cumulative dividends                        (51,326.)        (51,326.)      (43,591.)            0.       (146,243.)     (205,304.)
                                       -------------------------------------------------------------------------------------------
Net earnings after cumulative dividends   ($116,638.)       $109,752.      $377,452.      $254,716.    $   858,558.   ($9,150,348.)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

Common Shares outstanding at the
   beginning of the period               19,024,598.      19,024,598.    19,024,598.    19,024,598.     19,024,598.    19,024,598.

Weighted average number of Common
   Shares issued during the period                0.               0.             0.     5,678,177.      5,678,177.             0.
                                       -------------------------------------------------------------------------------------------
Weighted average number of Common
   Shares outstanding at the end of
   the period                            19,024,598.      19,024,598.    19,024,598.    24,702,775.     24,702,775.    19,024,598.
                                       -------------------------------------------------------------------------------------------


BASIC EARNINGS PER SHARE                     $0.0061          $0.0058        $0.0198        $0.0103         $0.0348       ($0.4810)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE - U.S. GAAP

Net earnings as reported
   Less: Cumulative dividends              $116,638.        $109,752.      $377,452.      $254,716.       $858,558.   ($9,150,348.)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

After tax imputed earnings from the
   investment of funds received
   through dilution                              $0.              $0.            $0.            $0.             $0.            $0.

Adjusted net earnings                      $116,638.        $109,752.      $377,452.      $254,716.       $858,558.   ($9,150,348.)

Weighted average number of Common
   Shares outstanding at the end
   of the period                         19,024,598.      19,024,598.    19,024,598.    24,702,775.     24,702,775.    19,024,598.

Weighted average Common Stock
   equivalent based on conversion of
   Warrants and Stock Options            14,308,735.      14,308,735.    14,308,735.             0.              0.    14,308,735.

Weighted average number of Common
   Shares outstanding at the
   end of the period                     33,333,333.      33,333,333.    33,333,333.    24,702,775.     24,702,775.    33,333,333.
                                       -------------------------------------------------------------------------------------------

Fully diluted earnings per share             $0.0035          $0.0033        $0.0113        $0.0103         $0.0348       ($0.2745)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD

                                                     FOR THE FISCAL QUARTER ENDED                  FOR THE FISCAL YEAR ENDED
                                       -------------------------------------------------------------------------------------------
                                         SEPTEMBER         DECEMBER          MARCH          JUNE          JUNE           JUNE
                                            1999             1999            2000           2000          2000           1999
                                       -------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE

Net earnings                               $167,964.        $161,078.      $421,043.      $254,716.     $1,004,801.   ($8,945,044.)
Cumulative dividends                        (51,326.)        (51,326.)      (43,591.)            0.      ($146,243.)    ($205,304.)
                                       -------------------------------------------------------------------------------------------
Net earnings after cumulative dividends    $116,638.        $109,752.      $377,452.      $254,716.     $  858,558.   ($9,150,348.)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

Common Shares outstanding at the
   beginning of the period               19,024,598.      19,024,598.    19,024,598.    19,024,598.     19,024,598.    19,024,598.

Weighted average number of Common
   Shares issued (cancelled)
   during the period                              0.               0.             0.     5,678,177.      5,678,177.             0.
                                       -------------------------------------------------------------------------------------------

Weighted average number of Common
   Shares outstanding at the end
   of the period                         19,024,598.      19,024,598.    19,024,598.    24,702,775.     24,702,775.    19,024,598.
                                       -------------------------------------------------------------------------------------------


BASIC EARNINGS PER SHARE                     $0.0061          $0.0058        $0.0198        $0.0103         $0.0348       ($0.4810)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE

Net earnings before imputed earnings
   Less: Cumulative dividends              $116,638.        $109,752.      $377,452.      $254,716.       $858,558.   ($9,150,348.)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

After tax imputed earnings from the
   investment of funds received
   through dilution                              $0.              $0.            $0.            $0.             $0.            $0.

Adjusted net earnings
   Less: Cumulative dividends              $116,638.        $109,752.      $377,452.      $254,716.       $858,558.   ($9,150,348.)

Weighted average number of Common
   Shares outstanding at the
   end of the period                     19,024,598.      19,024,598.    19,024,598.    24,702,775.     24,702,775.    19,024,598.

Weighed average Common Stock
   equivalents based on conversion of
   Warrants and Stock Options            14,308,735.      14,308,735.    14,308,735.             0.              0.    14,308,735.
                                       -------------------------------------------------------------------------------------------

Weighted average number of Common
   Shares outstanding at the
   end of the period                     33,333,333.    33,333,333.      33,333,333.    24,702,775.     24,702,775.    33,333,333.

Fully diluted earnings per share            $0.0035        $0.0033           $0.0113        $0.0103         $0.0348       ($0.2745)
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

                AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

TO THE BOARD OF DIRECTORS OF
TREATS INTERNATIONAL ENTERPRISES INC.

We have audited the consolidated balance sheet of Treats International Enterprises Inc. as at June 30, 2000, 1999 and the consolidated statements of income and deficit, cash flow and stockholders' equity for the years ended June 30, 2000, 1999 and 1998 and have issued our report thereon dated October 29, 1999; such consolidated financial statements and our report thereon are included elsewhere herein. Our examinations also comprehended the financial statement schedules of Treats International Enterprises Inc. listed in Item 14 in its Report on Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.


                                               Horwath Orenstein LLP

                                               Chartered Accountants


October 29, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TREATS INTERNATIONAL ENTERPRISES, INC.


October 30, 2000

                                      By: /s/
                                          -----------------------------------
                                          PAUL J. GIBSON
                                          Chairman of the Board
                                          President & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 30, 2000

                                      By: /s/
                                          -----------------------------------
                                          JOHN DEKNATEL
                                          Chief Operating Officer

October 30, 2000

                                      By: /s/
                                          -----------------------------------
                                          FRANCOIS TURCOT
                                          Director of Finance