Form 10-Q
period 2000-09-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 2000-11-13
CIK 842906

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                       Commission File No:
September 30, 2000                                                      0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                       I.R.S. Employer No:
   DELAWARE                                                           13-3495199

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICER:
                               418 Preston Street
                                 Ottawa, Ontario
                                 Canada, K1S 4N2

                          Telephone No.: (613) 563-4073

             U.S. ADDRESS OF TREATS INTERNATIONAL ENTERPRISES, INC.
                             c/o Vincent J. Profaci
                                 Attorney at Law
                          932 Center Circle, Suite 1000
                        Altamonte Springs, Florida 32714

                          Telephone No.: (407) 673-1144

Registrant has filed all reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.:

                                       YES

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                      Three months ended September 30, 2000



                                      INDEX


                                                                            PAGE
                                                                            ----


PART I   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, September 30, 2000.....................................1

         Statement of Income - September 30, 2000..............................2

         Statement of Cash Flows, September 30, 2000 ..........................3

         Statement of Stockholder's Equity.....................................4

         Notes to Financial Statements...................................5 to 15

ITEM 2   Management's Discussion and Analysis
                  of the Statement of Income............................16 to 20

PART II  Other Information - Items 1 to 6.....................................21

         Signatures...........................................................22

                                      TREATS INTERNATIONAL ENTERPRISES, INC.
                                            CONSOLIDATED BALANCE SHEET
                                                (CANADIAN DOLLARS)



                                                                SEPTEMBER  30         JUNE 30         SEPTEMBER 30       JUNE 30
                                            NOTE                     2000              2000               1999            1999
                                                                 (UNAUDITED)         (AUDITED)        (UNAUDITED)       (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------------


                                         ASSETS
CURRENT ASSETS
Cash                                                                105,000.            115,811.               0.            5,014.
Accounts Receivable                                                 291,338.            157,753.         318,398.          202,544.
Prepaid Expenses                                                    230,319.            292,381.         208,165.          174,328.
Construction work in process                                        270,722.            242,492.         185,715.          151,283.
Current portion of notes receivable                                 160,587.            159,289.         215,000.          213,234.
                                                                -------------------------------------------------------------------
                                                                  1,057,966.            967,726.         927,278.          746,403.

FRANCHISED HELD FOR RESALE                                          279,265.            265,049.               0.                0.
NOTES  RECEIVABLE                              3                    748,235.            717,362.         576,961.          525,593.
CAPITAL ASSETS                                 5                  1,240,696.          1,263,780.       1,322,507.        1,347,994.
ADVERTISING COMMITMENT                         2                          0.                  0.           9,398.                0.
INVESTMENT IN PUBLIC COMPANY                   4                     45,735.             45,735.          93,351.           93,351.
FRANCHISE RIGHTS                               6                  2,975,000.          3,060,000.       3,315,000.        3,400,000.
                                                                -------------------------------------------------------------------
                                                                  6,346,897.          6,319,652.       6,244,495.        6,113,341.
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------

                                          LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                            360,057.            449,995.         608,943.          611,528.
Current portion of long-term debt                                   384,430.            396,930.       2,744,245.        2,743,495.
                                                                -------------------------------------------------------------------
                                                                    744,487.            846,925.       3,353,188.        3,355,023.
                                                                -------------------------------------------------------------------
LONG-TERM DEBT                                 7                  3,353,999.          3,431,947.       1,684,915.        1,736,770.
LEASE SECURITY DEPOSITS                                             225,633.            229,863.         229,271.          212,212.
                                                                -------------------------------------------------------------------
                                                                  4,324,119.          4,508,735.       5,267,374.        5,304,005.
                                                                -------------------------------------------------------------------
CONTINGENCIES                                  8

                                      STOCKHOLDERS EQUITY
CAPITAL STOCK                                  9
Preferred:
  Authorized, 4,590,175 (1999 - 10,000,000), non-voting
       cumulative shares
Issued, nil (1999 - 5,409,825) series A shares                            0.                  0.       3,732,779.        3,732,779.
Common:
  Authorized, 25,000,000 (1999 - 333,333,333) shares, par
      value U.S. $0.001
  Issued - 15,426,692 (1999 - 19,024,598) shares                     46,280.            46,280.           19,025.           19,025.
  Additional paid - in capital                                   15,636,020.         15,636,020.      10,757,739.       10,757,739.
                                                                -------------------------------------------------------------------
                                                                 15,682,300.         15,682,300.      14,509,543.       14,509,543.
                                                                -------------------------------------------------------------------
Deficit                                                         (13,659,522.)       (13,871,383.)    (13,532,422.)     (13,700,207.)
                                                                -------------------------------------------------------------------
                                                                  2,022,778.          1,810,917.         977,121.          809,336.
                                                                -------------------------------------------------------------------
                                                                  6,346,897.          6,319,652.       6,244,495.        6,113,341.
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------

                                      TREATS INTERNATIONAL ENTERPRISES, INC.
                                         CONSOLIDATED STATEMENT OF INCOME
                                                (CANADIAN DOLLARS)


                                                                FOR THE FISCAL QUARTER ENDED       FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30      SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                            NOTE                      2000            1999             2000             1999
                                                                (UNAUDITED)       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES

Royalties                                                           433,253.          424,494.         433,253.            424,494.
Sales of managed franchise stores                                   473,881.          121,879.         473,881.            121,879.
Supplier Incentives, Commissions & Other                            275,794.          227,444.         275,794.            227,444.
Franchising                                                          10,683.           46,805.          10,683.             46,805.
Proprietary products                                                121,702.          103,388.         121,702.            103,388.
Construction revenues                                                42,000.           75,000.          42,000.             75,000.
                                                                -------------------------------------------------------------------
                                                                  1,357,313.          999,011.       1,357,313.            999,011.
                                                                -------------------------------------------------------------------

COST AND EXPENSES

Regional operations and franchising                                 167,484.          172,274.         167,484.            172,274.
Head office and administration                                      245,695.          240,093.         245,695.            240,093.
Managed franchise stores                                            452,423.          129,970.         452,423.            129,970.
Proprietary products                                                103,874.           94,641.         103,874.             94,641.
Construction expenses                                                34,500.           13,960.          34,500.             13,960.
Interest expense                                                     29,293.           67,387.          29,293.             67,387.
Depreciation and Amortization                                       112,183.          112,902.         112,183.            112,902.

                                                                  1,145,452.          831,226.       1,145,452.            831,227.
                                                                -------------------------------------------------------------------
NET INCOME FOR THE PERIOD                                           211,861.          167,785.         211,861.            167,785.
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------

Earnings per share                             11                      0.01              0.01             0.01                0.01
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------

                                      TREATS INTERNATIONAL ENTERPRISES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (CANADIAN DOLLARS)

                                                                FOR THE FISCAL QUARTER ENDED       FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30      SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                                                     2000              1999            2000             1999
                                                                (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                       211,861.          167,785.         211,861.            167,785.

ITEMS NOT AFFECTING CASH:
     Depreciation & Amortization                                    112,183.          112,902.         112,183.            112,902.
Changes in non-cash operating working capital items                (189,691.)        (362,836.)       (242,163.)          (218,648.)
                                                                 -------------------------------------------------------------------
                                                                    134,353.          (82,150.)         81,881.             62,038.
                                                                 -------------------------------------------------------------------

FINANCING

Repayment of Long-term debt                                         (90,448.)          21,961.         (37,976.)           (19,165.)
                                                                 -------------------------------------------------------------------
                                                                    (90,448.)          21,961.         (37,976.)           (19,165.)
                                                                 -------------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                        (32,171.)          17,917.         (32,171.)           (53,134.)
Purchase of capital assets                                           (4,099.)         124,602.          (4,099.)            (2,414.)
Deferred costs                                                            0.           32,165.               0.                  0.
Advertising commitment                                                    0.          (25,394.)              0.             (9,398.)
Security deposits                                                    (4,230.)           8,402.          (4,230.)            17,059.
Franchise stores held for resale                                    (14,216.)               0.         (14,216.)                 0.
                                                                 -------------------------------------------------------------------

                                                                    (54,716.)         157,691.         (54,716.)           (47,887.)
                                                                 -------------------------------------------------------------------

NET GENERATED CASH (OUTFLOW)                                        (10,811.)          97,502.         (10,811.)            (5,014.)

CASH POSITION, BEGINNING OF PERIOD                                  115,811            45,874          115,811.              5,014.
                                                                 -------------------------------------------------------------------

CASH POSITION, END OF PERIOD                                        105,000           143,376          105,000.                  0.
                                                                 -------------------------------------------------------------------
                                                                 -------------------------------------------------------------------

                                      TREATS INTERNATIONAL ENTERPRISES, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            AS AT SEPTEMBER 30, 2000
                                                (CANADIAN DOLLARS)



                             ---PREFERRED SHARES---                  ---COMMON SHARES---
                                                                                         1 FOR 3
                                SHARES       AMOUNT           SHARES       AMOUNT     REVERSE SPLIT         DEFICIT       TOTAL
------------------------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1997         5,409,825.   3,732,779.       19,024,598.  10,776,764.   6,341,608.       (4,960,696.)     9,548,847.

Net income for the year                0.           0.                0.           0.           0.          205,533.        205,533.
                            --------------------------------------------------------------------------------------------------------

Balance June 30, 1998          5,409,825.   3,732,779.       19,024,598.  10,776,764.   6,341,608.       (4,755,163.)     9,754,380.

Net loss for the year                  0.           0.                0.           0.           0.       (8,945,044.)   (8,945,044.)
                            --------------------------------------------------------------------------------------------------------

Balance June 30, 1999          5,409,825.   3,732,779.       19,024,598.  10,776,764.   6,341,608.      (13,700,207.)       809,336.

Conversion of preference
shares  into common shares    (5,409,825.) (3,732,779.)      20,737,661.   3,732,779.   6,912,554.                0.              0.

Conversion of dividends
into common shares                     0.           0.        6,517,590.   1,172,757.   2,172,530.                0.      1,172,757.

Net income for the year                0.           0.                0.           0.           0.        1,001,581.      1,001,581.

Dividends                              0.           0.                0.           0.           0.       (1,172,757.)   (1,172,757.)
                            --------------------------------------------------------------------------------------------------------

Balance June 30, 2000                  0.           0.       46,279,849.  15,682,300.  15,426,692.      (13,871,383.)     1,810,917.

Net income for the period              0.           0.                0.           0.           0.          211,861.        211,861.
                            --------------------------------------------------------------------------------------------------------
Balance September 30, 2000             0.           0.       46,279,849.  15,682,300.  15,426,692.      (13,659,522.)     2,022,778.
                            --------------------------------------------------------------------------------------------------------
                            --------------------------------------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)




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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)




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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)



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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)


3.                NOTES RECEIVABLE

                  Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from July 1999 to June 2020.

                                                                                                                  JUNE
                                                                                        2000                      1999


                                                                                            $                       $
                  Notes receivable, net of allowance for doubtful
                      accounts of nil (2000 - nil)                                        908,822.               876,651.
                  Less current portion                                                    160,587.               159,289.
                                                                                    ------------------------------------

                                                                                          748,235.               717,362.
                                                                                    ------------------------------------
                                                                                    ------------------------------------


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

                  Contrary to the agreement with the Company, since incorporation, EMC Group Inc. has not raised sufficient capital, nor has it made any significant additional store openings. In addition, EMC Group Inc. has not been profitable and management does not anticipate an improvement in operations in the U.S. in the foreseeable future. Based on the above, management believes that there has been a permanent impairment in value, and the asset has been written down to its market value in the 2000 fiscal year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)


                                                                                                                            JUNE
                                                                                                           2000             1999
---------------------------------------------------------------------------------------------------------------------------------


5.               CAPITAL ASSETS

                                                                                ACCUMULATED
                                                                  COST          AMORTIZATION         ---- NET BOOK VALUE ---

                                                                    $               $                    $                  $


              Land                                                 457,885.              0.             457,884.          457,885.
              Building                                             625,000.         70,313.             554,687.          562,500.
              Furniture, fixtures and equipment                    740,172.        692,179.              47,993.           46,890.
              Corporate owned stores reacquired
                from franchisees                                   218,700.         98,415.             120,285.          131,220.
              Corporate owned store equipment
                reacquired from former
                franchisees                                      2,150,565.        909,870.              59,845.           65,285.
                                                                --------------------------------------------------------------------
                                                                 2,146,467.        882,687.           1,240,694.        1,263,780.
                                                                --------------------------------------------------------------------
                                                                --------------------------------------------------------------------


6.            FRANCHISE RIGHTS

                                                                                                           $                 $


                  Franchise rights                                                                    3,400,000.        3,400,000.
                  Accumulated amortization                                                             (425,000.)        (340,000.)
                                                                                                     ------------------------------
                                                                                                      2,975,000.        3,060,000.
                                                                                                     ------------------------------
                                                                                                     ------------------------------



                  The Company obtained an independent appraisal from Scott Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,060,000 as at June 30, 2000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)

                                                                                                                   JUNE
                                                                                                  2000             1999
---------------------------------------------------------------------------------------------------------------------------------


7.                LONG - TERM DEBT


                                                                                                   $                  $


                  Business Development Bank of Canada Term loan, repayable in 47 monthly instalments of $4,200 plus interest at 11%, due July
                    23, 2003, secured by a general security agreement, second
                    mortgage on the land and building at 418 Preston Street, and
                    a personal guarantee of up to 50% by one of the shareholders                   142,800.           155,400.

                  Appleford Capital Inc. (formerly 3193853 Canada Inc.)
                    Term loan, bearing interest at 0% per annum, payable $52,000 per annum in the first two years, $72,800 in the next two
                    years and the balance due April, 2005, secured by a general security agreement, general assignment of book debts and
                    franchise rights, pledge of all the shares in subsidiary and
                    associated companies (see note (a) below)                                    1,171,712.         1,178,462.

                  Riverdale Capital Inc. (formerly 3722121 Canada Inc.)
                    Term loan, bearing interest at 0% per annum, payable
                    principal and interest of $130,000 to March 2004, $162,500 per annum, for the next three years and the balance due
                    March 2007, secured by a general assignment of book debts
                    and franchise rights, pledge of all the shares in subsidiary
                    and associated companies (see note (b) below)                                1,146,886.         1,171,117.

                  P. Murphy in trust
                    Mortgage bearing interest at 7% payable in 212 bi-weekly
                    instalments of $1,000 on interest and principal, due August
                    2008, secured by land and building at 418 Street, Ottawa,
                    Ontario and a General Security Agreement                                       158,341.           161,758.
                                                                                                ------------------------------------
                  Carried forward                                                                2,619,739.         2,666,737.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)

                                                                                                                   JUNE
                                                                                                  2000             1999
---------------------------------------------------------------------------------------------------------------------------------


7.                LONG-TERM DEBT (CONT'D)

                                                                                                    $              $


                  Brought forward                                                                2,619,739.    2,666,737.

                  D. Crawford
                    Term loan, repayable in 70 bi-weekly instalments of $1,000 of principal and interest at 10%, due March 2003,
                    secured by a General Security Agreement                                         57,082        62,467.
                  Bank of Nova Scotia
                    Term loan unsecured, repayable in 21 monthly instalments of
                    $774 plus interest at prime plus 2%, due July 9, 2002                           13,926.       16,247.
                  La Caisse Populaire St. Charles Ltee
                    Mortgage, bearing interest at 6.8% per annum payable in 80 monthly instalments of $4,999 on interest and principal, due
                    March 2007, secured by land and building at 418 Preston
                    Street in Ottawa, Ontario                                                      315,468.      325,012.

                  Other long-term debt
                    Non-interest bearing, with various terms of repayment
                    ending in 2002                                                                  59,103.       63,303.

                  Legal settlements, non-interest-bearing, principal only
                    including 8% imputed interest of $257,073, payments of
                    $93,000 annually, with various terms of repayment
                    ending in 2006 (see note 8)                                                    673,111.      695,111.
                                                                                                 ------------------------
                                                                                                 3,738,429.    3,828,877.
                  Less current portion                                                            (384,430.)    (396,930.)
                                                                                                 ------------------------
                                                                                                 3,353,999.    3,431,947.
                                                                                                 ------------------------
                                                                                                 ------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)

                                                                                                                   JUNE
                                                                                                  2000             1999
---------------------------------------------------------------------------------------------------------------------------------


7.                LONG-TERM DEBT (CONT'D)

                  (a) On July 2, 2000, Appleford Capital Inc. (formerly 3193853 Canada Inc.) amended the interest of the loan from 4% to 0%.

                  (b) On July 2, 2000, Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), a corporation with 9% of the outstanding common shares owned by the Chief Executive Officer of the Company and 36% by family members of the Chief Executive Officer of the Company amended the interest of the debenture from 4% to 0%.

                  The minimum future principal repayments required over the next five years are as follows:



                                               $
                  2001                      384,430.
                  2002                      372,281.
                  2003                      380,491.
                  2004                      319,644.
                  2005                      334,472.
                  Subsequent              1,947,111.
                                          ---------
                                          3,738,429.
                                          ---------
                                          ---------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)



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

                                       Year ending June 30                              $

                                                      2001                         2,877,121.
                                                      2002                         2,300,771.
                                                      2003                         1,946,179.
                                                      2004                         1,633,394.
                                                      2005                         1,258,352.
                                                      Later Years                  2,175,526.
                                                                                   ------------
                                    Total minimum payments*                        12,191,343.
                                                                                   ------------
                                                                                   ------------


                               * Minimum payments have not been reduced by minimum sublease rentals for $11,487,431 due in future under non-cancellable subleases.


                         YEAR ENDING JUNE 30, 2001


                                                                                         $

                                 Minimum rentals                                     2,877,121.
                                 Less: sublease rentals                             (2,720,833.)
                                                                                -----------------
                                                                                       156,288.
                                                                                -----------------
                                                                                -----------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)



9.                    CAPITAL STOCK

                         On July 10, 2000 the Company amended its share capital structure as follows:

                          CLASS         NUMBER OF AUTHORIZED SHARES     PAR VALUE     NUMBER OF SHARES ISSUED
                                           BEFORE         AFTER                       BEFORE       AFTER
                                          1 FOR 3        1 FOR 3                      1 FOR 3     1 FOR 3
                                      REVERSE SPLIT   REVERSE SPLIT               REVERSE SPLIT  REVERSE SPLIT
                          Common        75,000,000      25,000,000      $.001 U.S.  46,279,849.   15,426,692.
                          Preference    10,000,000      10,000,000      $.500 U.S.           0.            0.


10.                   RELATED PARTY TRANSACTIONS


                      (a) Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), a corporation with 9% of the outstanding common shares owned by the Chief Executive Officer of the Company and 36% by family members of the Chief Executive Officer of the Company amended the interest of the debenture from 4% to 0%.


11.                   BASIC EARNINGS (LOSS) PER SHARE

                                                                                                                    June
                                                                                                     2000           1999
                                                                                                       $              $


                      Basic earnings (loss) per share                                                 0.01             0.04
                                                                                              ------------------------------
                                                                                              ------------------------------
                      Weighted average number of common shares outstanding                      15,426,692.      24,702,775.
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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)


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

                      The carrying amounts of the term loans to related parties (10(a) do not approximate their fair value because the term loans do not bear interest.

                      The fair values of the term loans due to related parties are not determinable, as these amounts are interest-free and, accordingly, can not be ascertained with reference to similar debt with arm's length parties.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)



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


GENERAL

During the 3 month period ending September 30, 2000, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 31.9% of its Revenue from royalties, 34.9% from retail sales of corporately managed stores, 20.3% from supplier incentives, commissions and other, 0.8% from franchise activities, 9.0% from the sale of certain proprietary products and 3.1% from construction revenue.

Net Income for the Quarter ended September 30, 2000 was $212,000 compared to $168,000 for the corresponding period in fiscal 1999. No provision has been made for taxes as a result of a tax loss carry forward.

The Company's management believes that this trend will continue. It is anticipated that 10 new locations will open in the last three quarters of fiscal 2001. The Company's fiscal year end is the Saturday closest to June 30. The 2000 fiscal year end had 53 weeks. The fiscal year ending June 30, 2001 will include 52 weeks of operation.

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)


MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

GENERAL (CONT'D)

On July 2, 2000, the Company filed an application with the Securities and Exchange Commission to revise its share capital structure and had a 1 for 3 reverse split. As a result, the issued share capital of the Company subsequent to year end is 15,426,692. The financial statements reflect the effect of the reverse split and the basic earnings per share.

On July 2, 2000, Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.) ("Riverdale") holder of a subordinated debenture amended the terms of the debenture by adjusting the interest rate to 0%. Riverdale had acquired and restructured the debt instrument from the Royal Bank of Canada and its wholly owned subsidiaries in March of 2000 as described in detail in the Company's 8-K and 10-K filings.

Appleford Capital Inc. (formerly 3193853 Canada Inc.) holder of a secured term loan, bearing interest at 4% per annum, payable $52,000 per annum in the first two years, $72,800 in the next two years and the balance due April, 2005, secured by a general security agreement, general assignment of book debts and franchise rights and pledge of all the shares in subsidiary and associated companies, amended on July 2, 2000 the terms of the term loans which became interest free.

The Company's management sees these recent developments as very positive for the long term future of TIEI and is currently reviewing what other steps it might take to amend its capital structure with a view to position itself for growth opportunities in Canada which may include acquisitions and/or mergers and/or joint venture agreements.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)


MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)


RESULTS OF OPERATIONS (CONT'D)

The following table sets forth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                                                      QUARTER ENDED       SEPTEMBER 30
                                                                                           1999              2000

                  Net sales.................................................................100.0 %          100.0 %
                  Royalties..................................................................31.9 %           42.5 %
                  Supplier incentives, commissions & other...................................20.3 %           22.8 %
                  Sales of managed franchises stores.........................................34.9 %           12.2 %
                  Proprietary products........................................................9.0 %           10.3 %
                  Construction revenues.......................................................3.1 %            7.5 %
                  Franchising.................................................................0.8 %            4.7 %
                  Head office and administration............................................(18.1)%          (24.0)%
                  Regional operations and franchising.......................................(12.3)%          (17.2)%
                  Managed franchise stores..................................................(33.3)%          (13.0)%
                  Proprietary products.......................................................(7.7)%           (9.5)%
                  Construction expenses......................................................(2.5)%           (1.4)%
                                                                                             ------------------------

                  E.B.I.T.D.A................................................................26.0 %           34.9 %
                                                                                             ------------------------
                  Interest expense...........................................................(2.2)%           (6.7)%
                  Depreciation and amortization............................................. (8.3)%          (11.3)%
                                                                                             ------------------------
                  Net Income.................................................................15.6 %           16.9 %
                                                                                             ------------------------
                                                                                             ------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)


MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999.

                  Total revenue for the quarter ended September 30, 2000 increased $358,000 or 35.9% to $1,357,000 from $999,000 for the same period last year. The increase in revenue resulted primarily from:

                  * The sales of managed franchises stores increased by $352,000 or 288.8% to $474,000 compared to $122,000 for the same period last year.

                  * Royalties increased $9,000 or 2.1% to $433,000 compared to $424,000 for the same period last year.

                  * Supplier incentives increased $48,000 or 21.3% to $276,000 compared to $228,000 for the same period last year.

                  * Franchising decreased $36,000 to $11,000 compared to $47,000 for the same period last year.

                  * Proprietary products revenues increased $18,000 or 17.7% to $122,000 from $104,000 for the same period last year.

                  Expenses for the quarter ended September 30, 2000 increased $314,000 or 37.8% to $1,145,000 from $831,000 for the same period last year. The decrease in expenses relate to the following:

                  * Cost associated with managed franchised stores increased $322,000 of 248.1% to $452,000 compared to $130,000 for the same period last year.

                  * Head Office and Administration cost increased $6,000 or 2.3% to $246,000 from $240,000 for the same period last year.

                  * The cost of purchasing certain proprietary products for resale to distributors increased $9,000 or 9.8% to $104,000 from $95,000 for the same period last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)


MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999. (CONT'D)


                  * Net income for the quarter ended September 30, 2000 was
                    $212,000 compared to a net income of $168,000 for the same period last year.

WORKING CAPITAL

The working capital at the end of the period was $314,000 compared to a working capital deficit of $2,425,000 for the same period last year. This is primarily due to the decrease of current portion of the long term debt.


LIQUIDITY AND CASH FLOW

During the quarter the operating inflow was $134,000 compared to an outflow of $82,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2000
                               (CANADIAN DOLLARS)


PART II           OTHER INFORMATION


Item 1        Legal Proceedings                                                 - See note 8 to the Financial
                                                                                  Statements

Item 2        Changes in Securities                                             - None

Item 3        Defaults Upon Senior Securities                                   - None

Item 4        Submission of Matters to a Vote of Securities Holders             - None

Item 5        Other Information                                                 - None

Item 6        Exhibits and Reports on Form 8-K                                  - One

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2000
                                (CANADIAN DOLLARS)


The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended September 30, 2000.

The result of operation for the period ended September 30, 2000 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TREATS INTERNATIONAL ENTERPRISES, INC.




By: /s/ PAUL J. GIBSON                                         November 10, 2000
------------------------------
Paul J. Gibson, Chief Executive Officer




By: /s/ JOHN A. DEKNATEL                                       November 10, 2000
------------------------------
John A. Deknatel, Chief Operating Officer




By: /s/ FRANCOIS TURCOT                                        November 10, 2000
------------------------------
Francois Turcot, Director of Finance