Form 10-Q
period 2000-12-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 2001-02-15
CIK 842906

                               [TREATS LOGO]








                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                 (For The Three Months Ended December 31, 2000)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                       Commission File No:
December 31, 2000                                                  0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                       I.R.S. Employer No:
   DELAWARE                                                        13-3495199

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                      Three months ended December 31, 2000



                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I            FINANCIAL INFORMATION

ITEM 1            Balance Sheet, December 31, 2000...............................................................1

                  Statement of Income - December 31, 2000........................................................2

                  Statement of Cash Flows, December 31, 2000 ....................................................3

                  Statement of Stockholder's Equity..............................................................4

                  Notes to Financial Statements............................................................5 to 15

ITEM 2            Management's Discussion and Analysis
                  of the Statement of Income..............................................................16 to 20

PART II           Other Information - Items 1 to 6..............................................................21

                  Signatures....................................................................................22

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)

                                                                DECEMBER  31           JUNE 30         DECEMBER 31        JUNE 30
                                            NOTE                     2000                 2000               1999           1999
                                                                (UNAUDITED)            (AUDITED)       (UNAUDITED)        (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      $                   $                $                  $
                                         ASSETS
CURRENT ASSETS
Cash                                                                 21,868.            115,811.         278,834.            5,014.
Accounts Receivable                                                 277,745.            157,753.         412,002.          202,544.
Prepaid Expenses                                                    236,443.            292,381.         120,698.          174,328.
Construction work in process                                        349,481.            242,492.          70,390.          151,283.
Current portion of notes receivable                                 170,000.            159,289.         187,660.          213,234.
                                                              ---------------------------------------------------------------------
                                                                  1,055,537.            967,726.       1,069,584.          746,403.

FRANCHISES HELD FOR RESALE                                          279,265.            265,049.               0.                0.
NOTES  RECEIVABLE                              3                    873,211.            717,362.         689,124.          525,593.
CAPITAL ASSETS                                 5                  1,251,088.          1,263,780.       1,296,389.        1,347,994.
INVESTMENT IN PUBLIC COMPANY                   4                     45,735.             45,735.          93,351.           93,351.
FRANCHISE RIGHTS                               6                  2,890,000.          3,060,000.       3,230,000.        3,400,000.
                                                              ---------------------------------------------------------------------
                                                                  6,394,836.          6,319,652.       6,378,448.        6,113,341.
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------
                                         LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities                            367,248.            449,995.         649,631.          611,528.
Current portion of long-term debt                                   373,630.            396,930.       2,744,126.        2,743,495.
                                                              ---------------------------------------------------------------------
                                                                    740,878.            846,925.       3,393,757.        3,355,023.
                                                              ---------------------------------------------------------------------

LONG-TERM DEBT                                 7                  3,254,217.          3,431,947.       1,616,937.        1,736,770.
LEASE SECURITY DEPOSITS                                             246,343.            229,863.         229,376.          212,212.
                                                              ---------------------------------------------------------------------
                                                                  4,241,438.          4,508,735.       5,240,070.        5,304,005.
                                                              ---------------------------------------------------------------------
CONTINGENCIES                                  8

                                     STOCKHOLDERS EQUITY
CAPITAL STOCK                                  9
Preferred:
  Authorized, 4,590,175 (1999 - 10,000,000), non-voting
       cumulative shares
Issued, nil (1999 - 5,409,825) series A shares                            0.                  0.       3,732,779.        3,732,779.
Common:
  Authorized, 25,000,000 (1999 - 33,333,333) shares, par
      value U.S. $0.001
  Issued - 15,426,692 (1999 - 19,024,598) shares                     15,426.             46,280.          19,025.           19,025.
  Additional paid - in capital                                   15,666,874.         15,636,020.      10,757,739.       10,757,739.
                                                              ---------------------------------------------------------------------
                                                                 15,682,300.         15,682,300.      14,509,543.       14,509,543.
                                                              ---------------------------------------------------------------------
Deficit                                                         (13,528,902.)       (13,871,383.)    (13,371,165.)     (13,700,207.)
                                                              ---------------------------------------------------------------------
                                                                  2,153,398.          1,810,917.       1,138,378.          809,336.
                                                              ---------------------------------------------------------------------
                                                                  6,394,836.          6,319,652.       6,378,448.        6,113,341.
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)

                                                                 FOR THE FISCAL QUARTER ENDED         FOR THE SIX MONTHS  ENDED
                                                                DECEMBER 31         DECEMBER 31     DECEMBER 31         DECEMBER 31
                                            NOTE                      2000              1999            2000               1999
                                                                (UNAUDITED)          (UNAUDITED)    (UNAUDITED)        (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES

Royalties                                                           561,174.          561,245.         994,427.            985,739.
Sales of managed franchise stores                                   319,762.           65,908.         793,643.            187,787.
Supplier Incentives, Commissions & Other                            200,697.          260,355.         476,491.            487,799.
Franchising                                                          41,271.           10,000.          51,954.             56,806.
Proprietary products                                                147,178.          124,595.         268,880.            227,983.
Construction revenues                                                     0.           22,500.          42,000.             97,500.
                                                           ------------------------------------------------------------------------
                                                                  1,270,082.        1,044,603.       2,627,395.          2,043,614.
                                                           ------------------------------------------------------------------------
COST AND EXPENSES

Head office and administration                                      469,677.          470,283.         882,856.            882,650.
Managed franchise stores                                            359,716.           97,341.         812,139.            227,311.
Proprietary products                                                124,557.          106,363.         228,431.            200,824.
Construction expenses                                                     0.           20,000.          34,500.             33,960.
Interest expense                                                     23,621.           76,638.          52,914.            144,025.
Depreciation and Amortization                                       161,891.          112,900.         274,074.            225,802.
                                                           ------------------------------------------------------------------------
                                                                  1,139,462.          883,525.       2,284,914.          1,714,572.
                                                           ------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                                           130,620.          161,078.         342,481.            329,042.
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------
Earnings per share                             11                      0.01              0.01             0.02                0.02
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)

                                                                FOR THE FISCAL QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31        DECEMBER 31      DECEMBER 31        DECEMBER 31
                                                                     2000              1999             2000              1999
                                                                (UNAUDITED)        (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                       130,620.          161,078.         342,481.            329,042.

ITEMS NOT AFFECTING CASH:

     Depreciation & Amortization                                    161,891.          112,900.         274,074.            225,802.
Changes in non-cash operating working capital items                 (64,099.)         149,876.        (253,790.)           (36,832.)
                                                               --------------------------------------------------------------------
                                                                    228,412.          423,854.         362,765.            518,012.
                                                               --------------------------------------------------------------------
FINANCING

Repayment of Long-term debt                                        (110,582.)         (68,097.)       (201,030.)          (119,202.)
                                                               --------------------------------------------------------------------
                                                                   (110,582.)         (68,097.)       (201,030.)          (119,202.)
                                                               --------------------------------------------------------------------
INVESTING
Issue of notes receivable, net of repayments                       (134,389.)         (84,823.)       (166,560.)          (137,957.)
Purchase of capital assets                                          (87,283.)          (1,782.)        (91,382.)            (4,197.)
Advertising commitment                                                    0.           (9,577.)              0.                  0.
Security deposits                                                    20,710.              105.          16,480.             17,164.
Franchises stores held for resale                                         0.                0.         (14,216.)                 0.
                                                               --------------------------------------------------------------------
                                                                   (200,962.)         (76,923.)       (255,678.)          (124,990.)
                                                               --------------------------------------------------------------------
NET GENERATED CASH (OUTFLOW)                                        (83,132.)        (278,834.)        (93,943.)           273,820.
CASH POSITION, BEGINNING OF PERIOD                                  105,000.                0.         115,811.              5,014.
                                                               --------------------------------------------------------------------
CASH POSITION, END OF PERIOD                                         21,868.          278,834.          21,868.            278,834.
                                                               --------------------------------------------------------------------
                                                               --------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

                               ---PREFERRED SHARES---      --------------COMMON SHARES------------
                                                                                       1 FOR 3
                                 SHARES       AMOUNT         SHARES       AMOUNT    REVERSE SPLIT       DEFICIT           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997         5,409,825.   3,732,779.     19,024,598.  10,776,764.   6,341,608.      (4,960,696.)      9,548,847.
Net income for the year                0.           0.              0.           0.           0.         205,533.         205,533.
                            -------------------------------------------------------------------------------------------------------
Balance June 30, 1998          5,409,825.   3,732,779.     19,024,598.  10,776,764.   6,341,608.      (4,755,163.)      9,754,380.
Net loss for the year                  0.           0.              0.           0.           0.      (8,945,044.)     (8,945,044.)
                            -------------------------------------------------------------------------------------------------------
Balance June 30, 1999          5,409,825.   3,732,779.     19,024,598.  10,776,764.   6,341,608.     (13,700,207.)        809,336.

Conversion of preference
shares  into common shares    (5,409,825.) (3,732,779.)    20,737,661.   3,732,779.   6,912,554.               0.               0.
Conversion of dividends
into common shares                     0.           0.      6,517,590.   1,172,757.   2,172,530.               0.       1,172,757.
Net income for the year                0.           0.              0.           0.           0.       1,001,581.       1,001,581.
Dividends                              0.           0.              0.           0.           0.      (1,172,757.)     (1,172,757.)
                            -------------------------------------------------------------------------------------------------------
Balance June 30, 2000                  0.           0.     46,279,849.  15,682,300.  15,426,692.     (13,871,383.)      1,810,917.
Net income for the period              0.           0.              0.           0.           0.         342,481.         342,481.
                            -------------------------------------------------------------------------------------------------------
Balance December 31, 2000              0.           0.     46,279,849.  15,682,300   15,426,692.     (13,528,902.)      2,153,398.
                            -------------------------------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)


--------------------------------------------------------------------------------


3.       NOTES RECEIVABLE

         Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from July 1999 to June 2020.

                                                                                                     JUNE
                                                                                      JUNE           2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $              $
               Notes receivable, net of allowance for doubtful
                   accounts of nil (2000 - nil)                                   1,043,211.        876,651.
               Less current portion                                                 170,000.        159,289.
                                                                             ------------------------------
                                                                                    873,211.        717,362.
                                                                             ------------------------------
                                                                             ------------------------------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)


--------------------------------------------------------------------------------

5.      CAPITAL ASSETS

                                                                                                                      JUNE
                                                                                                       2000           2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 ACCUMULATED
                                                                    COST         AMORTIZATION          ---- NET BOOK VALUE ----
                                                                      $                $                   $                $
        Land                                                       457,884.              0.             457,884.          457,884.
        Building                                                   625,000.         78,125.             546,875.          562,500.
        Furniture, fixtures and equipment                          827,456.        744,882.              82,574.           46,891.
        Corporate owned stores reacquired
          from franchisees                                         218,700.        109,350.             109,350.          131,220.
        Corporate owned store equipment
          reacquired from former
          franchisees                                              108,809.         54,404.              54,404.           65,285.
                                                                 -----------------------------------------------------------------
                                                                 2,237,849.        986,761.           1,251,088.        1,263,780.
                                                                 -----------------------------------------------------------------
                                                                 -----------------------------------------------------------------


6.       FRANCHISE RIGHTS

                                                                                                           $                 $
        Franchise rights                                                                              3,400,000.        3,400,000.
        Accumulated amortization                                                                       (510,000.)        (340,000.)
                                                                                                      ----------------------------
                                                                                                      2,890,000.        3,060,000.
                                                                                                      ----------------------------
                                                                                                      ----------------------------



         The Company obtained and independent appraisal from Scott Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,060,000 as at June 30, 2000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)


--------------------------------------------------------------------------------


7.       LONG-TERM DEBT


                                                                                                                   JUNE
                                                                                             2000                  2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $                   $
         Business Development Bank of Canada Term loan, repayable in 47 monthly instalments of $4,200 plus interest at 11%, due July
           23, 2003,  secured by a general security  agreement,  second mortgage on the land and building at 418 Preston Street, and
           a personal guarantee of up to 50% by one of the shareholders                   130,200.               155,400.
         Appleford Capital Inc. (formerly 3193853 Canada Inc.)
           Term loan, bearing interest at 0% per annum, payable $52,000 per annum in the first two  years,  $72,800  in the next two years and the balance due April,  2005, secured by a general security  agreement,  general  assignment  of book debts and franchise rights, pledge of all the shares in subsidiary and
           associated companies (see note (a) below)                                    1,164,962.             1,178,462.
         Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.)
           Term  loan,  bearing  interest  at  0%  per  annum,  payable principal  and interest of $130,000 to March 2004,  $162,500 per annum,  for the next  three  years and the  balance  due
           March 2007,  secured by a general  assignment  of book debts and franchise rights, pledge of all the shares in subsidiary
           and associated companies (see note (b) below)                                1,120,636.             1,171,117.
         P. Murphy in trust
           Mortgage  bearing  interest  at 7% payable in 212  bi-weekly instalments of $1,000 on interest and principal,  due August
           2008,  secured by land and  building at 418 Street,  Ottawa,
           Ontario and a General Security Agreement                                       154,284.               161,758.
                                                                                       -----------            -----------
         Carried forward                                                                2,570,082.             2,666,737.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)


--------------------------------------------------------------------------------


7.       LONG-TERM DEBT (cont'd)


                                                                                                                   JUNE
                                                                                             2000                  2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $                   $
         Brought forward                                                                2,570,082.             2,666,737.

         D. Crawford
           Term loan,  repayable in 70 bi-weekly  instalments of $1,000 of principal and interest at 10%, due March 2003,
           secured by a General Security Agreement                                         52,351.                62,467.
         Bank of Nova Scotia
           Term loan  unsecured,  repayable in 21 monthly  instalments  of
           $774 plus interest at prime plus 2%, due July 9, 2002                           11,605.                16,247.
         La Caisse Populaire St. Charles Ltee
           Mortgage,  bearing  interest  at 6.8% per annum  payable  in 80 monthly  instalments of $4,999 on interest and  principal,  due
           March 2007,  secured by land and building at 418 Preston Street
           in Ottawa, Ontario                                                             305,645.               325,012.
         Other long-term debt
           Non-interest bearing, with various terms of
           repayment ending in 2002                                                        54,553.                63,303.
         Legal settlements, non-interest-bearing,  principal
           only including 8% imputed interest of $257,073,
           payments of $93,000 annually, with various terms
           of repayment ending in 2006, (see note 8)                                      633,611.               695,111.
                                                                                       -----------            -----------
                                                                                        3,627,847.             3,828,877.
         Less current portion                                                            (373,630.)             (396,930.)
                                                                                       -----------            -----------
                                                                                        3,254,217.             3,431,947.
                                                                                       -----------            -----------
                                                                                       -----------            -----------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)


--------------------------------------------------------------------------------


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


         The minimum future principal repayments required over the next five years are as follows:

                                               $
                  2001                      373,630.
                  2002                      372,281.
                  2003                      370,375.
                  2004                      319,644.
                  2005                      334,472.
                  Subsequent              1,857,444.
                                          ----------
                                          3,627,846.
                                          ----------
                                          ----------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)


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

                                                                                     $
                                Year ending June 30

                                                2001                         2,877,121.
                                                2002                         2,300,771.
                                                2003                         1,946,179.
                                                2004                         1,633,394.
                                                2005                         1,258,352.
                                                Later Years                  2,175,526.
                                                                            -----------
                                Total minimum payments*                     12,191,343.
                                                                            -----------
                                                                            -----------

                           * Minimum payments have not been reduced by minimum sublease rentals for $11,487,431 due in future under non-cancellable subleases.


           YEAR ENDING JUNE 30, 2001


                                                                                      $
                              Minimum rentals                                     2,877,121.
                              Less: sublease rentals                             (2,720,833.)
                                                                                 -----------
                                                                                     156,288.
                                                                                 ===========

--------------------------------------------------------------------------------

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

11.      BASIC EARNINGS (LOSS) PER SHARE DECEMBER JUNE 2000 2000


                                                                                   December        June
                                                                                     2000          2000
                                                                                      $              $

                   Basic earnings (loss) per share                                   0.02          0.04
                                                                                ===========================
                   Weighted average number of
                   common shares outstanding                                     15,426,692.    24,702,775.
                                                                                ===========================


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------


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

         The carrying amounts of the term loans to related parties 10(a) and do not approximate their fair value because the term loans do not bear interest.

         The fair values of the term loans due to related parties are not determinable, as these amounts are interest-free and, accordingly, can not be ascertained with reference to similar debt with arm's length parties.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

Factors which may impact future results, include, but are not limited to, raw materials pricing and availability, changes in economic conditions, the competitive environment of the quick-service industry, the continued ability of the Company and its franchisees to obtain suitable locations at reasonable lease rates, the Company's ability to successfully execute business plans, the effect of legal proceedings, and other risks whether detailed in this Form10-Q and in the Company's 10-K filings, or unforeseen.

GENERAL

During the 3 month period ending December 31, 2000, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 44.2% of its Revenue from royalties, 25.2% from retail sales of corporately managed stores, 15.8% from supplier incentives, commissions and other, 3.2% from franchise activities, 11.6% from the sale of certain proprietary products.

Revenue increased $225,000 or 22% to $1,270,000 from $1,045,000 compared to the corresponding period in fiscal 1999. This was primarily the result of an increase in the number of corporately managed stores.

Cost and expenses showed a increase of 29% or $256,000 from $883,000 to $1,139,000. This was also primarily the result of the increase in corporately managed locations.

Consequently net income for the Quarter ended December 31, 2000 was $131,000 compared to $161,000 for the corresponding period in fiscal 1999. No provision has been made for taxes as a result of a tax loss carry forward.

It is anticipated that 2 new locations will open in the last two quarters of fiscal 2001. The Company's fiscal year end is the Saturday closest to June 30. The 2000 fiscal year end had 53 weeks. The fiscal year ending June 30, 2001 will include 52 weeks of operation.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

The Company's management sees these recent developments as very positive for the long term future of TIEI and is currently reviewing what other steps it might take to amend its capital structure with a view to position itself for growth opportunities in Canada which may include acquisitions and/or mergers and/or joined venture agreements.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------


MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)


RESULTS OF OPERATIONS (CONT'D)

The following table sets forth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                                               FOR THE FISCAL QUARTER ENDED
                                                                                DECEMBER 31     DECEMBER 31
                                                                                    2000            1999
         Net sales.................................................................100.0 %          100.0 %
         Royalties..................................................................44.2 %           53.7 %
         Supplier incentives, commissions & other...................................15.8 %           24.9 %
         Sales of managed franchises stores.........................................25.2 %            6.3 %
         Proprietary products.......................................................11.6 %           11.9 %
         Construction revenues.......................................................0.0 %            2.2 %
         Franchising.................................................................3.2 %            1.0 %
         Head office and administration............................................(37.0)%          (45.0)%
         Managed franchise stores..................................................(28.3)%           (9.3)%
         Proprietary products.......................................................(9.8)%          (10.2)%
         Construction expenses......................................................(0.0)%           (1.9)%
                                                                                  ------            -----
         E.B.I.T.D.A...............................................................24.89 %          33.56 %
                                                                                  ------            -----
         Interest expense...........................................................(1.9)%           (7.3)%
         Depreciation and amortization.......................................... ..(12.7)%          (10.8)%
                                                                                  ------            -----
         Net Income.................................................................10.3 %           15.4 %
                                                                                  ------            -----
                                                                                  ------            -----

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------

MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999.

         Total revenue for the quarter ended December 31, 2000 increased $225,000 or 21.6% to $1,270,000 from $1,045,000 for the same period last year. The increase in revenue resulted primarily from:

         * The sales of managed franchises stores increased by $254,000 or 385.2% to $320,000 compared to $66,000 for the same period last year.

         *        Royalty revenue remained stable at $561,000.

         * Supplier incentives decreased $60,000 or 22.9% to $201,000 compared to $261,000 for the same period last year.

         * Franchising increased $31,000 to $41,000 compared to $10,000 for the same period last year.

         * Proprietary products revenues increased $23,000 or 18.1% to $147,000 from $124,000 for the same period last year.

         Expenses for the quarter ended December 31, 2000 increased $256,000 or 29.0% to $1,139,000 from $883,000 for the same period last year. The increase in expenses relate to the following:

         * Cost associated with managed franchised stores increased $262,000 of 269.5% to $360,000 compared to $98,000 for the same period last year.

         * Head Office and Administration cost decreased $1,000 or 0.1% to $470,000 from $471,000 for the same period last year.

         * The cost of purchasing certain proprietary products for resale to distributors increased $18,000 or 17.1% to $125,000 from $107,000 for the same period last year.

         * Depreciation and amortization increased $49,000 or 43.4% to $162,000 from $113,000 for the same period last year.

         * Interest expense decreased $53,000 or 69.2% to $24,000 from $79,000 for the same period last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------


MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999 (CONT'D)


         * Net income for the quarter ended December 31, 2000 was $131,000 compared to a net income of $161,000 for the same period last year.

WORKING CAPITAL

The working capital at the end of the period was $315,000 compared to a working capital deficit of $2,324,000 for the same period last year. This is primarily due to the decrease of current portion of the long term debt.


LIQUIDITY AND CASH FLOW

During the quarter the operating inflow was $228,000 compared to an outflow of $424,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------



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

Item 3        Defaults Upon Senior Securities                                   - None

Item 4        Submission of Matters to a Vote of Securities Holders             - None

Item 5        Other Information                                                 - None

Item 6        Exhibits and Reports on Form 8-K                                  - One

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2000
                               (CANADIAN DOLLARS)

--------------------------------------------------------------------------------




The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended December 31, 2000.

The result of operation for the period ended December 31, 2000 are not necessarily indicative of the results of the entire year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TREATS INTERNATIONAL ENTERPRISES, INC.




By: /s/ Paul J. Gibson                                         February 14, 2001
    ------------------------------------
Paul J. Gibson, Chief Executive Officer




By: /s/ John A. Deknatel                                       February 14, 2001
    ------------------------------------
John A. Deknatel, Chief Operating Officer




By: /s/ Francois Turcot                                        February 14, 2001
    ------------------------------------
Francois Turcot, Director of Finance