Form 10-Q
period 2001-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 2001-05-18
CIK 842906

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                      Commission File No:
March 31, 2001                                                          0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                      I.R.S. Employer No:
   DELAWARE                                                          13-3495199

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                        Three months ended March 31, 2001



                                      INDEX



                                                                                                                                PAGE
                                                                                                                                ----
PART I            FINANCIAL INFORMATION

ITEM 1            Balance Sheet, March 31, 2001....................................................................................1

                  Statement of Income - March 31, 2001.............................................................................2

                  Statement of Cash Flows, March 31, 2001 .........................................................................3

                  Statement of Stockholder's Equity................................................................................4

                  Notes to Financial Statements..............................................................................5 to 15

ITEM 2            Management's Discussion and Analysis
                  of the Statement of Income................................................................................16 to 20

PART II           Other Information - Items 1 to 6................................................................................21

                  Signatures......................................................................................................22

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                               (CANADIAN DOLLARS)


                                                                MARCH  31              JUNE 30         MARCH 31          JUNE 30
                                            NOTE                   2001                  2000            2000              1999
                                                               (UNAUDITED)             (AUDITED)      (UNAUDITED)        (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     $                    $                $                  $

                                         ASSETS
CURRENT ASSETS
Cash                                                                -                   115,811.         195,295.            5,014.
Accounts Receivable                                                 353,451.            157,753.         488,440.          202,544.
Prepaid Expenses                                                    375,812.            292,381.         123,844.          174,328.
Construction work in process                                        140,133.            242,492.         137,605.          151,283.
Current portion of notes receivable                                 178,114.            159,289.         174,155.          213,234.
                                                              ---------------------------------------------------------------------
                                                                  1,047,511.            967,726.       1,119,339.          746,403.

FRANCHISES HELD FOR RESALE                                          234,232.            265,049.               0.                0.
NOTES  RECEIVABLE                              3                    931,130.            717,362.         660,142.          525,593.
CAPITAL ASSETS                                 5                  1,382,405.          1,263,780.       1,283,140.        1,347,994.
INVESTMENT IN PUBLIC COMPANY                   4                     45,735.             45,735.          93,351.           93,351.
FRANCHISE RIGHTS                               6                  2,805,000.          3,060,000.       3,145,000.        3,400,000.
                                                              ---------------------------------------------------------------------
                                                                  6,446,012.          6,319,652.       6,300,972.        6,113,341.
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------

                                                                LIABILITIES

CURRENT LIABILITIES
Bank Indebtedness                                                   127,456.               -                -                 -
Accounts payable and accrued liabilities                            321,669.            449,995.         330,867.          611,528.
Current portion of long-term debt                                   353,091.            396,930.         340,147.        2,743,495.
                                                              ---------------------------------------------------------------------
                                                                    802,216.            846,925.         671,014.        3,355,023.
                                                              ---------------------------------------------------------------------

LONG-TERM DEBT                                 7                  3,184,286.          3,431,947.       3,828,643.        1,736,770.
LEASE SECURITY DEPOSITS                                             252,437.            229,863.         241,894.          212,212.
                                                              ---------------------------------------------------------------------
                                                                  4,238,939.          4,508,735.       4,741,551.        5,304,005.
                                                              ---------------------------------------------------------------------
CONTINGENCIES                                  8

                                                     STOCKHOLDERS EQUITY
CAPITAL STOCK                                  9
Preferred:
  Authorized  4,590,175 (1999 - 10,000,000), non-voting
       cumulative shares
Issued, nil (1999 - 5,409,825) series A shares                           -                   -         3,732,779.        3,732,779.
Common:
  Authorized, 25,000,000 (1999 - 33,333,333) shares, par
      value U.S. $0.001
  Issued - 15,426,692 (1999 - 19,024,598) shares                     15,426.             46,280.          19,025.           19,025.
  Additional paid - in capital                                   15,666,874.         15,636,020.      10,757,739.       10,757,739.
                                                              ---------------------------------------------------------------------
                                                                 15,682,300.         15,682,300.      14,509,543.       14,509,543.
                                                              ---------------------------------------------------------------------
Deficit                                                        (13,475,227.)       (13,871,383.)    (12,950,122.)     (13,700,207.)
                                                              ---------------------------------------------------------------------
                                                                  2,207,073.          1,810,917.       1,559,421.          809,336.
                                                              ---------------------------------------------------------------------
                                                                  6,446,012.          6,319,652.       6,300,972.        6,113,341.
                                                              ---------------------------------------------------------------------
                                                              ---------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                               (CANADIAN DOLLARS)



                                                                FOR THE FISCAL QUARTER ENDED           FOR THE NINE MONTHS  ENDED
                                                                MARCH    31         MARCH  31         MARCH 31            MARCH 31
                                            NOTE                    2001               2000             2001                2000
                                                                (UNAUDITED)        (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------


REVENUES

Royalties                                                           500,091.          494,927.       1,494,518.          1,480,666.
Sales of managed franchise stores                                   159,770.           99,797.         953,413.            287,584.
Supplier Incentives, Commissions & Other                            255,727.          222,983.         732,218.            710,782.
Franchising                                                          19,795.           38,038.          71,749.             94,844.
Proprietary products                                                102,477.          126,068.         371,357.            354,051.
Construction revenues                                                33,000.          353,431.          75,000.            450,931.
                                                            -----------------------------------------------------------------------

                                                                  1,070,860.        1,335,244.       3,698,255.          3,378,858.
                                                            -----------------------------------------------------------------------

COST AND EXPENSES

Head office and administration                                      539,866.          564,193.       1,422,722.          1,446,843.
Managed franchise stores                                            198,763.          142,480.       1,010,902.            369,791.
Proprietary products                                                 95,579.          104,212.         324,010.            305,036.
Construction expenses                                                12,000.          332,974.          46,500.            366,934.
Interest expense                                                     25,013.        (342,560.)          77,927.           (198,535.)
Depreciation and Amortization                                       145,964.          112,903.         420,038.            338,705.
                                                            -----------------------------------------------------------------------

                                                                  1,017,185.          595,394.       3,302,099.          2,628,773.
                                                            -----------------------------------------------------------------------


NET INCOME FOR THE PERIOD                                            53,675.          421,043.         396,156.            750,085.
                                                            -----------------------------------------------------------------------
                                                            -----------------------------------------------------------------------

Earnings per share                             11                      0.00              0.01             0.03                0.04
                                                            -----------------------------------------------------------------------
                                                            -----------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                               (CANADIAN DOLLARS)


                                                                FOR THE FISCAL QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                                MARCH  31         MARCH 31         MARCH 31              MARCH 31
                                                                   2001             2000             2001                  2000
                                                                (UNAUDITED)     (UNAUDITED)       (UNAUDITED)           (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                        53,675.          421,043.         396,156.            750,085.

ITEMS NOT AFFECTING CASH:

     Depreciation & Amortization                                    145,964.          112,903.         420,038.            338,705.
Changes in non-cash operating working capital items                 (51,307.)        (465,563.)       (305,097.)          (502,395.)
                                                                -------------------------------------------------------------------
                                                                    148,333.           68,383.         511,097.            586,395.
                                                                -------------------------------------------------------------------

FINANCING
Bank Indebtedness                                                   127,456.                0.         127,456.                  0.
Repayment of Long-term debt                                         (90,470.)        (192,273.)       (291,500.)          (311,475.)
                                                                -------------------------------------------------------------------
                                                                     36,986.         (192,273.)       (164,044.)          (311,475.)
                                                                -------------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                        (66,033.)         (42,487.)       (232,593.)           (95,470.)
Purchase of capital assets                                         (192,281.)         (14,654.)       (283,663.)           (18,851.)
Security deposits                                                     6,094.           12,518.          22,574.             29,682.
Managed franchise stores held for resale                             45,033.                0.          30,817.                  0.
                                                                -------------------------------------------------------------------

                                                                   (207,187.)          40,351.        (462,865.)           (84,639.)
                                                                -------------------------------------------------------------------

NET GENERATED CASH (OUTFLOW)                                        (21,868.)         (83,539.)       (115,811.)           190,281.

CASH POSITION, BEGINNING OF PERIOD                                   21,868.          278,834.         115,811.              5,014.
                                                                -------------------------------------------------------------------

CASH POSITION, END OF PERIOD                                              0.          195,295.               0.            195,295.
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)



                             ---PREFERRED SHARES---          --------------COMMON SHARES---------
                                                                                         1 FOR 3
                               SHARES       AMOUNT            SHARES        AMOUNT   REVERSE SPLIT       DEFICIT          TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997         5,409,825.   3,732,779.       19,024,598.  10,776,764.   6,341,608.      (4,960,696.)      9,548,847.

Net income for the year                0.           0.                0.           0.           0.         205,533.         205,533.
                              ------------------------------------------------------------------------------------------------------

Balance June 30, 1998          5,409,825.   3,732,779.       19,024,598.  10,776,764.   6,341,608.      (4,755,163.)      9,754,380.

Net loss for the year                  0.           0.                0.           0.           0.      (8,945,044.)    (8,945,044.)
                              ------------------------------------------------------------------------------------------------------

Balance June 30, 1999          5,409,825.   3,732,779.       19,024,598.  10,776,764.   6,341,608.     (13,700,207.)        809,336.

Conversion of preference
shares  into common shares    (5,409,825.) (3,732,779.)      20,737,661.   3,732,779.   6,912,554.               0.               0.

Conversion of dividends
into common shares                     0.           0.        6,517,590.   1,172,757.   2,172,530.                0.      1,172,757.

Net income for the year                0.           0.                0.           0.           0.        1,001,581.      1,001,581.

Dividends                              0.           0.                0.           0.           0.      (1,172,757.)    (1,172,757.)
                              ------------------------------------------------------------------------------------------------------

Balance June 30, 2000                  0.           0.       46,279,849.  15,682,300.  15,426,692.     (13,871,383.)      1,810,917.

Net income for the period              0.           0.                0.           0.           0.         396,156.         396,156.
                              ------------------------------------------------------------------------------------------------------

Balance March 31, 2001                 0.           0.       46,279,849.  15,682,300.   5,426,692.     (13,475,227.)      2,207,073.
                              ------------------------------------------------------------------------------------------------------
                              ------------------------------------------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         These consolidated financial statements comprise the accounts of the Company and its wholly -owned subsidiaries, as follows:

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------




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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


3.       NOTES RECEIVABLE

         Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from July 1999 to June 2020.



                                                                            $               $

         Notes receivable, net of allowance for doubtful
           accounts of nil (2000 - nil)                             1,109,244.        876,651.
         Less current portion                                         178,114.        159,289.
                                                                  ----------------------------

                                                                      931,130.        717,362.
                                                                  ----------------------------
                                                                  ----------------------------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


5.       CAPITAL ASSETS


                                                                                ACCUMULATED
                                                                    COST        AMORTIZATION             --- NET BOOK VALUE ---
                                                                                                                           JUNE
                                                                                                         2001              2000
         Land                                                      457,884.          N/A                457,884.          457,884.
         Building                                                  625,000.         85,937.             539,063.          562,500.
         Furniture, fixtures and equipment                         827,456.        752,815.              74,641.           46,891.
         Corporate owned stores reacquired
           from franchisees                                        218,700.        120,285.              98,415.          131,220.
         Corporate owned stores equipment
           reacquired from franchisees                             301,089.         88,687.             212,403.           65,285.
                                                               --------------------------------------------------------------------

                                                                 2,430,130.      1,047,725.           1,382,405.        1,263,780.
                                                               --------------------------------------------------------------------
                                                               --------------------------------------------------------------------


6.       FRANCHISE RIGHTS


         Franchise rights                                                                             3,400,000.        3,400,000.
         Accumulated amortization                                                                      (595,000.)        (340,000.)
                                                                                                      -----------------------------
                                                                                                      2,805,000.        3,060,000.
                                                                                                      -----------------------------
                                                                                                      -----------------------------



         The Company obtained and independent appraisal from Scott Rankin, Gordon & Gardiner, Chartered Accountants, substantiating a valuation of franchise rights in the amount of $3,060,000 as at June 30, 2000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



7.       LONG - TERM DEBT


                                                                                                                        JUNE
                                                                                                     2001               2000
         Business Development Bank of Canada Term loan, repayable in 60 monthly instalments of $1,960. plus interest at 10.4%, due March 23, 2006, secured by a general security agreement, second mortgage on the land and building at 418 Preston Street, and a personal guarantee of up to
           50% by one of the shareholders                                                           117,600.             155,400.
         Appleford Capital Inc. (formerly 3193853 Canada Inc.)
           Term loan, bearing interest at 0% per annum, payable $52,000 per annum in the first two years, $72,800 in the next two years and the balance due April, 2005, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all
           the shares in subsidiary and associated companies (see note (a) below)                 1,158,212.            1,178,462.
         Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.)
           Term loan, bearing interest at 0% per annum, payable principal and interest of $130,000 to March 2004, $162,500 per annum, for the next three years and the balance due March 2007, secured by a general assignment of book debts and franchise rights, pledge of all the
           shares in subsidiary and associated companies (see note (b) below)                     1,099,761.            1,171,117.
         P. Murphy in trust
           Mortgage bearing interest at 7% payable in 212 bi-weekly instalments of $1,000 on interest and principal, due August 2008, secured by land and building at 418 Street, Ottawa, Ontario and a General Security
           Agreement                                                                                 151,747.           161,758.
                                                                                                 -----------------------------------
         Carried forward                                                                          2,527,320.            2,666,737.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



7.    LONG-TERM DEBT (CONT'D)


                                                                                                                   JUNE
                                                                                                2001               2000
      Brought forward                                                                          2,527,320.     2,666,737.

      D. Crawford
        Term loan, repayable in 70 bi-weekly instalments of $1,000 of principal
        and interest at 10%, due March 2003, secured by a General Security Agreement              47,694.        62,467.
      Bank of Nova Scotia
        Term loan unsecured, repayable in 21 monthly instalments of $774 plus
        interest at prime plus 2%, due July 9, 2002                                                9,284.        16,247.
      La Caisse Populaire St. Charles Ltee
        Mortgage, bearing interest at 8.5% per annum payable in 780 weekly instalments of $670.60 of interest and principal, due January 2016, secured by land and building at 418 Preston Street in
        Ottawa, Ontario                                                                         297,566.        325,012.
      Other long-term debt
        Non-interest bearing, with various terms of
        repayment ending in 2002                                                                 49,652.         63,303.
      Legal settlements, non-interest-bearing,  principal
        only including 8% imputed interest of $257,073,
        payments of $93,000 annually, with various terms
        of repayment ending in 2006, (see note 8)                                                605,861.       695,111.
                                                                                              --------------------------------------

                                                                                               3,537,377.     3,828,877.
      Less current portion                                                                      (353,091.)     (396,930.)
                                                                                              --------------------------------------
                                                                                               3,184,286.     3,431,947.
                                                                                              -------------------------------------
                                                                                              -------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------




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

          The minimum future principal repayments required over the next five years are as follows:

                                      $

         2001                        353,091.
         2002                        372,281.
         2003                        370,375.
         2004                        319,644.
         2005                        334,472.
         Subsequent                1,787,514.
                                   ----------
                                   3,537,377.
                                   ----------
                                   ----------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


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
                                                             ------------
                                                             ------------

                    * Minimum payments have not been reduced by minimum sublease rentals for $11,487,431 due in future under non-cancellable subleases.


                    YEAR ENDING JUNE 30, 2001


                                                                  $

                    Minimum rentals                           2,877,121.
                    Less: sublease rentals                   (2,720,833.)
                                                             ------------
                                                                156,288.
                                                             ------------
                                                             ------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



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

11.      BASIC EARNINGS (LOSS) PER SHARE
                                                   MARCH               JUNE
                                                    2001               2000

                                                      $                  $

      Basic earnings (loss) per share                   0.03              0.04
                                                 ------------------------------
                                                 ------------------------------

      Weighted average number of
      common shares outstanding                   15,426,692.       24,702,775.
                                                 ------------------------------
                                                 ------------------------------


      The calculation of fully diluted earnings per common share assumes that, if a dilutive effect is produced, all convertible securities have been converted, all shares to be issued under contractual commitments have been issued and all outstanding options have been exercised at the later of the beginning of the fiscal period and the option issue date. Fully diluted earnings per share are not presented as they are anti-dilutive

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


12.      INCOME TAXES

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


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

         GENERAL

         During the 3 month period ending March 31, 2001, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 46.7% of its Revenue from royalties, 14.9% from retail sales of corporately managed stores, 23.9% from supplier incentives, commissions and other, 1.8% from franchise activities, 9.6% from the sale of certain proprietary products, 3.1% from construction revenues.

         Revenue decreased $264,000 or 19.8% to $1,071,000 from $1,335,000 compared to the corresponding period in fiscal 2000. This was primarily the result of an decrease in the construction revenues.

         Cost and expenses showed a increase of 11.3% or $103,000 from $914,000 to $1,017,000. This was primarily the result of the increase in interest expense.

         Consequently net income for the Quarter ended March 31, 2001 was $54,000 compared to $421,000 for the corresponding period in fiscal 2000.

         While net income declined significantly compared to the same period last fiscal year, this is primarily the result of a one time, non-recurring interest reversal of $342,560 posted in the third quarter of the last fiscal year. EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) in fact increased 17% ($33,000)

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         GENERAL (CONT'D)

         from $191, 000 to $224,000. No provision has been made for taxes as a result of a tax loss carry forward.

         It is anticipated that 2 new locations will open in the last quarter of this fiscal year. The Company was successful in a tender for a location at Grant MacEwan College in Edmonton, Alberta where its previous agreement had expired. The Company was also successful in a tender for a new Coffee Emporium location in the Student Union building at York University in Toronto, Ontario. The Company had a franchised bakery location in the food court, however its lease expired and was not renewable. Future expansion plans call for locations in office and mixed use locations as well as non-traditional locations such as educational facilities and transportation terminals.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:



                                                                                        FOR THE FISCAL QUARTER ENDED
                                                                                         MARCH 31           MARCH 31
                                                                                             2001               2000
                  Net sales.................................................................100.0 %          100.0 %
                  Royalties..................................................................46.7 %           37.1 %
                  Supplier incentives, commissions & other...................................23.9 %           16.7 %
                  Sales of managed franchises stores.........................................14.9 %            7.5 %
                  Proprietary products........................................................9.6 %            9.4 %
                  Construction revenues.......................................................3.1 %           26.5 %
                  Franchising.................................................................1.8 %            2.8 %
                  Head office and administration...........................................(50.4) %         (40.8) %
                  Managed franchise stores.................................................(18.6) %         (10.7) %
                  Proprietary products......................................................(8.9) %          (7.8) %
                  Construction expenses.....................................................(1.1) %         (26.4) %
                                                                                          --------------------------
                  E.B.I.T.D.A................................................................21.0 %           14.3 %
                                                                                          --------------------------
                  Interest expense..........................................................(2.3) %           25.7 %
                                                                                          --------------------------
                  Depreciation and amortization........................................... (13.6) %         ( 8.5) %
                                                                                          --------------------------

                  Net Income................................................................. 5.0 %           31.5 %
                                                                                          --------------------------
                                                                                          --------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------


         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

              Total revenue for the quarter ended March 31, 2001 decreased $264,000 or 19.8% to $1,071,000 from $1,335,000 for the same period last year. The increase in revenue resulted primarily from:

              * The sales of managed franchises stores increased by $60,000 or 60.1% to $160,000 compared to $100,000 for the same period last year.

              *  Royalty revenue remained stable at $500,000.

              * Supplier incentives increased $33,000 or 14.7% to $256,000 compared to $223,000 for the same period last year.

              * Franchising decreased $18,000 to $20,000 compared to $38,000 for the same period last year.

              * Proprietary products revenues decreased $24,000 or 18.7% to $103,000 from $127,000 for the same period last year.

              Expenses for the quarter ended March 31, 2001 increased $103,000 or 11.3% to $1,017,000 from $914,000 for the same period last year. The increase in expenses relate to the following:

              * Cost associated with managed franchised stores increased $56,000 of 39.5% to $199,000 compared to $142,000 for the same period last year.

              * Head Office and Administration cost decreased $24,000 or 4.3% to $540,000 from $564,000 for the same period last year.

              * The cost of purchasing certain proprietary products for resale to distributors decreased $8,000 or 8.3% to $96,000 from $104,000 for the same period last year.

              * Depreciation and amortization increased $33,000 or 29.3% to $146,000 from $113,000 for the same period last year.

              * Interest expense increased $366,000 to $25,000 from ($343,000) for the same period last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000 (CONT'D)

              * Net income for the quarter ended March 31, 2001 was $54,000 compared to a net income of $421,000 for the same period last year.

              As noted above, net income declined significantly compared to the same period last year. This is the result of a one time, non-recurring interest reversal of $342,560 posted in the third quarter of the last fiscal year, together with a $33,000 increase in Depreciation and Amortization.

              EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) in fact increased 17% ($33,000) from $191, 000 to $224,000 for the third quarter of the Company's fiscal year. No provision has been made for taxes as a result of a tax loss carry forward.


         WORKING CAPITAL

         The working capital at the end of the period was $245,000 compared to a working capital of $448,000 for the same period last year. This is primarily due to the decrease of current portion of the long term debt.


         LIQUIDITY AND CASH FLOW

         During the quarter the operating inflow was $148,000 compared to an inflow of $68,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



PART II

         OTHER INFORMATION


         Item 1    Legal Proceedings                              -       See note 8 to the Financial Statements

         Item 2    Changes in Securities                          -        None

         Item 3    Defaults Upon Senior Securities                -        None

         Item 4    Submission of Matters to a Vote of Securities  -        None
                   Holders

         Item 5    Other Information                              -        None

         Item 6    Exhibits and Reports on Form 8-K               -        One


         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended March 31, 2001.

         The result of operation for the period ended March 31, 2001 are not necessarily indicative of the results of the entire year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2001
                               (CANADIAN DOLLARS)

         ----------------------------------------------------------------------



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TREATS INTERNATIONAL ENTERPRISES, INC.




         By: /s/ Paul J. Gibson                                   May 18, 2001
            --------------------------------------
         Paul J. Gibson, Chief Executive Officer




         By: /s/ John A. Deknatel                                 May 18, 2001
            ------------------------------------
         John A. Deknatel, Chief Operating Officer




         By: /s/ Francois Turcot                                  May 18, 2001
             -------------------------------------
         Francois Turcot, Director of Finance