Form 10-K
period 2001-06-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 2001-11-13
CIK 842906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the fiscal year ended:                                JUNE 30, 2001
                                                          -------------




Commission file number 0-21418



                     TREATS INTERNATIONAL ENTERPRISES, INC.


                  Delaware                                 13-3495199
                  --------                                 ----------


418 Preston Street, Ottawa, Ontario, Canada
K1S 4N2
(613) 563-4073



Securities registered pursuant to Section 12(g) of the Act.
                                                   Common Stock $.001 par value

                                    FORM 10-K


                        SECURITIES & EXCHANGE COMMISSION
                        --------------------------------
                             Washington, D.C. 20549



                     TREATS INTERNATIONAL ENTERPRISES, INC.
                     --------------------------------------


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

The aggregate market value of the voting stock held by non-affiliates of the registrant is U.S. $1,851,203. The aggregate market value held by non affiliates was $1,018,145. The aggregate market value was computed by reference to the average bid and asked prices as of October 12, 2001. (US $0.12)

It was assumed for determination of affiliates, that all principal shareholders over 10% and officers are affiliated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


    Common Stock $.001 par value                       15,426,692
    ----------------------------       ---------------------------------------
            Title of Class             Shares outstanding at November 08, 2001


DOCUMENTS INCORPORATED BY REFERENCE

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 2001



             INDEX                                                               PAGE
PART I
Item 1       Business..........................................................5 - 11
Item 2       Properties............................................................11
Item 3       Legal Proceedings................................................11 - 12
Item 4       Submission of Matters to a Vote of Security Holders...................12

PART II
Item 5       Market for the Registrant's Common Equity
             and Related Stockholder Matters.......................................13
Item 6       Selected Financial Data..........................................13 - 14
Item 7       Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................15 - 25
Item 7-A     Quantitative and Qualitative Disclosure about
             Market Risk...........................................................25
Item 8       Financial Statements and Supplementary Data......................26 - 47
Item 9       Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................................48

PART III
Item 10      Directors and Executive Officers of the Registrant....................49
Item 11      Executive Compensation................................................50
Item 12      Security Ownership of Certain Beneficial Owners
             and Management...................................................51 - 52
Item 13      Certain Relationships and Related Transactions........................52

PART IV
Item 14      Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..............................................53 - 55

AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES..................................56
SIGNATURES.........................................................................57


FORWARD-LOOKING STATEMENTS

The forward-looking statements included in the "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes", "intends", "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections and those set forth in the cautionary statements contained in the Safe Harbor Statement in this Form 10-K. (See Item 7 - Safe Harbor Statement) Forward-looking information provided by the Company in such sections pursuant to the Safe Harbor Statement established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.


                                     PART I

ITEM 1   BUSINESS
--------------------------------------------------------------------------------

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

The Company operates its business through its wholly-owned subsidiary Treats Inc. Treats Inc. ("TI") is the parent company to a number of other entities, specifically:

            CHOCOLATE GOURMET TREATS LIMITED ("CGTL")
            TREATS ONTARIO INC.("TOI")
            TREATS CANADA CORPORATION ("TCC")

As at September 5, 2001, there are 109 retail units in North America utilizing the Treats System. 104 of these units are owned and operated by franchisees; 5 are corporately managed.

The Company grants both single unit franchises and area development franchises throughout Canada and the United States. While there are currently no operations outside of North America, it is the Company's intention to sell National Licenses in the future. The Company has taken no steps to comply with any other International government franchise regulatory agencies.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

In Canada, the Specialty Baking segment is dominated by two major chains: Treats and MMMarvellous MMMuffins (100 plus locations). Several smaller concepts operate regionally and a number of US Franchisors, including Mrs. Fields Cookies have a national presence in Canada. Treats has competed in this segment in Canada since 1977 always with a strong commitment to quality, a significant operational support program and a very strong emphasis on coffee.

In the Specialty Coffee segment a number of large national chains have established a strong presence in North America. The most significant chains are:
Starbucks with approximately 4,500 corporately owned, licensed and joint-venture locations, Diedrich Coffee Co. with approximately 400 locations under a variety of brand names, including Gloria Jeans and Second Cup also with approximately 400 locations. However there are a number of other large chains with strong national, regional and niche presence.

While these competitors have already established a significant presence, they have also created a rapidly expanding market for coffee related concepts. Treats has a unique concept and an operating methodology that will allow it to compete favourably. Treats' strong emphasis on specialty, gourmet and flavoured coffees in both existing and new Treats locations, positions the concept for growth and expansion.

Specialty coffee sales as a percentage of total coffee sales in North America have been increasing steadily. According to the National Coffee Association, sales of specialty coffee grew from approximately 17% to more than 30% of total coffee sales in the United States from 1989 through 2000.

According to the National Coffee Association's 2000 study, 54% of Americans drink, on average 3.1 cups per day. The North American coffee market consists of three distinct product categories: (1) commercial ground roast, mass-merchandised coffee and (2) specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and
(3) premium coffees (upscale coffees mass-marketed by the leading coffee companies).

--------------------------------------------------------------------------------

Treats believes that several factors have contributed to the increase in demand for gourmet coffee including:

   - greater consumer awareness of gourmet coffee as a result of its increased availability and significant market awareness of some of the larger coffee concept chains;
   - increased quality awareness by consumers;
   - increased demand for all premium food products, including gourmet coffee;
     and
   - the decline in alcoholic beverage consumption.

The Specialty Coffee Association of America estimates that the number of specialty coffee beverage outlets in North America had increased to over 10,000 by the end of 2000. The Company believes that, even with the continued growth in the number of specialty coffee stores, the market is fragmented and, with the exception of Starbucks and a few other smaller chains, remains relatively unbranded.

Finally it must be recognized that there are many other concepts which compete in a very similar environment and market as Treats. The most significant of these concepts are the donut chains which, in Canada, are dominated by Tim Horton's with more than 2,000 outlets.

THE FLOUR MARKET - BAKED GOODS
The dominant factor for the continued growth in the baked goods market in North America is the health and diet conscious consumer seeking foods that are nutritious and fun to eat. New bakery products continue to be introduced at a rate which exceeds that of the overall food industry.

The North American per capita flour products consumption has risen from an average of 118 Lbs. in 1984 to 130 Lbs. in 1990 and is forecasted to exceed 200 Lbs. by the year 2002. With "in-store" and wholesale bakery products accounting for most of the gains in the traditional baking products, (3% growth per annum) Treats is well positioned for growth.

THE COFFEE MARKET
According to the National Coffee Association's 1998 National Coffee Drinking Trends report, approximately 65% of all consumers (age 10+) drink coffee on a weekly basis, they drink an average of 3.3 cups per day, and the overall number of coffee drinkers has grown approximately 20%. The gourmet coffee segment of the industry has experienced strong growth over the past decade and is expected to continue to grow through the end of the century. Research from CREST, a market research firm, indicates specialty coffee shop category traffic has shown positive, often double digit, growth since 1995.

--------------------------------------------------------------------------------

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

EXPANSION
The Company plans to open approximately 8 franchised stores in Canada in the current fiscal year, primarily in existing markets. The Company has adopted a policy of not developing stores for its own operation and is in the process of franchising all stores currently operated by the Company.

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

RAW MATERIALS
The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, in any event, alternate suppliers and distributors are available.

TRADEMARKS AND SERVICE MARKS
The Company's rights in its trademarks and service marks are a significant part of its business. The Company is the owner of the following Trade Marks:

--------------------------------------------------------------------------------

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

The Company is aware of a number of companies which use various combinations of the word Treats in their names and/or services, none of which, either individually or in the aggregate, are considered to materially impair the use by the Company of its mark. It is the Company's policy to vigorously oppose any infringement of its trademarks. The Company generally intends to renew trademarks and service marks as they expire.

SEASONALITY
The Company's business is moderately seasonal. Average restaurant sales are normally higher during the fall and spring months than during the summer months.

RESEARCH AND DEVELOPMENT
The Company conducts ongoing development of new menu items and test markets such items, as well as new company-developed food marketing aids, in selected outlets. Although such research and development activities are important to our business, the amounts that have been expended for these activities have not been material.

--------------------------------------------------------------------------------

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

EMPLOYEES
At June 30, 2001, the Company had 46 employees, of whom 33 were store personnel and 13 were corporate personnel. Most store personnel work part time and are paid on an hourly basis. The Company has never experienced a work stoppage and its employees are not represented by a labour organization. The Company believes that its employee relations are good.


ITEM 2   PROPERTIES
--------------------------------------------------------------------------------

The Company owns the land and building of its head office at 418 Preston Street, Ottawa.


ITEM 3   LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Two judgements in the total amount of $127,463 were issued against two of the Company's wholly owned subsidiaries. Judgement in the amount of $73,628 is against a subsidiary company with no assets. It is managements' opinion that a co-judgement of $53,835 will be settled whereby, the co-defendant and/or a third party not related to the Company and its wholly owned subsidiaries will be responsible for the judgement and accordingly, no provision has been recorded.

--------------------------------------------------------------------------------

The Company is a defendant in several actions brought by former franchisees, including a former franchisee of a former national licensor, and landlords arising in the normal course of business. The Company has counterclaimed these actions and management is of the opinion that these claims are without merit. As the outcome of these claims is not determinable at this time, these financial statements do not include a provision for potential losses. Liabilities, if any, resulting from these claims in subsequent years will be recorded as the expenses are incurred.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of Security Holders in the fourth quarter.


                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

The Company's securities, primarily the Units, Stock and Warrants, have been quoted in the over-the-counter market since August 1989. The number of record holders of The Company's Common Stock at June 30, 2001 was 1,530 and at June 30, 1999, was 1,522. The number of issued and outstanding Common Shares as at September 30, 2001 was 15,426,692. Management does not know the number of beneficial holders of the shares of Common Stock. Commencing in January 1992, the Common Stock has been quoted separately. Management has no knowledge whether the volume of trading since January 31, 1992 constitutes an active market or whether an active market will develop.

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

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONT'D)
--------------------------------------------------------------------------------

The following table set forth the high and low bid and asked prices for The Company's stock. Prices represent quotations between dealers without adjustment for retail mark-ups, markdowns or commissions, and may not represent actual transactions.


QUARTER ENDED                   HIGH BID      LOW BID      HIGH ASKED      LOW ASKED
-------------                   --------      -------      ----------      ---------
                                 (US $)        (US $)        (US $)          (US $)
September 30, 2000(1)            0.38          0.16           0.38            0.16
December 30, 2000                0.50          0.22           0.50            0.22
March 30, 2001                   0.33          0.23           0.33            0.23
June 30, 2001                    0.28          0.02           0.28            0.02

(1) As of July 10, 2000, subsequent to a 1 for 3 reverse stock split, the Common Stock has been quoted on the computerized bulletin board of NASDAQ under the symbol TRIE.


ITEM 6   SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following chart of selected financial data of the Company for five fiscal years are derived from the consolidated financial statements of the Company. The Company presents its financial results in Canadian dollars. For the convenience of the reader, the results for the year ended June 30, 2001, have been converted into U.S. dollars, at the prevailing rate of exchange as indicated below the chart.


                                                                     AS AT JUNE 30
                                                                     -------------
                                        2001        2001        2000        1999        1998         1997
                                      ---------------------------------------------------------------------
                                      (US) (1)                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Cash                                   US$90.       $136.       $116.         $5.         $46.           -
Current Assets                           483.        731.        968.        746.         635.         618.
Franchise Rights                       1,796.      2,720.      3,060.      3,400.       8,573.       9,566.
Total Assets                           3,835.      5,808.      6,320.      6,113.      14,029.      12,888.

Current Liabilities                      485.        735.        847.      3,355.       3,202.       1,402.
Working Capital (Deficit)                 (3.)        (4.)       121.     (2,609.)     (2,567.)       (783.)
Long Term Liabilities                  2,145.      3,248       3,662.      1,949.       1,073.       1,938.
Stockholders' Equity                   1,205.      1,825       1,811.        809.       9,754.       9,549.

(1) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on: June 30, 2001 Conversion rate: One (1)(US) Dollar equals: CDN$1.5145

--------------------------------------------------------------------------------


                                                                     AS AT JUNE 30
                                                                     -------------
                                        2001        2001        2000        1999        1998         1997
                                      ---------------------------------------------------------------------
                                      (US) (1)     (IN THOUSANDS, EXCEPT FOR PER SHARE AND RESTAURANT DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
REVENUE

Royalties                            US $934.     $1,415.     $1,447.    $ 1,376.     $ 1,440.     $ 1,683.
Supplier incentives,
  commission and other                   572.        867.      1,001.      1,010.       1,097.       1,026.
Sales of managed franchise stores        484.        733.        879.        690.         817.         608.
Proprietary products                     326.        494.        443.        433.         449.         511.
Franchise fees                           105.        159.        175.        134.         218.         200.
Construction Revenue                                             135.        412.         613.         503.
                                     ----------------------------------------------------------------------
Total                                  2,421       3,668.      4,080.      4,055.       4,634.       4,531.
                                     ----------------------------------------------------------------------

EXPENSES
Head office administration             1,132.      1,714       1,816.      1,739.       1,849.       1,796.
Managed franchise stores                 549.        832.        694.        662.         714.         473.
Amortization                             339.        514.        452.        212.         818.         987.
Franchising                                -           -           1.          1.           7.          25.
Interest                                  69.        105.       (174.)       246.         111.         157.
Management fees                           33.         50.          -           -            -            -
Proprietary products                     290.        439.        387.        372.         397.         440.
Construction Expenses                      -           -         116.        330.         532.         503.
Restructuring costs                        -           -           -       6,207.           -            -
Write-down of investments in
  public company                           -           -          48.      1,525.           -            -
Legal settlements                          -           -        (261.)     1,250.           -            -
Bad debts - notes receivable               -.          -.          -         457.           -            -
                                     ----------------------------------------------------------------------
Total                                  2,412.      3,654.      3,079.     13,001.       4,428.       4,381.
                                     ----------------------------------------------------------------------

Income (Loss) before income taxes          9.         14.      1,001.     (8,946.)        206.         150.
                                           -           -           -           -            -            -
                                     ----------------------------------------------------------------------

Net Income                                 9.         14.      1,001.     (8,946.)        206.         150.
                                     ======================================================================

Avg. No. of Shares Outstanding (2)    15,596.     15,596.      8,234.      6,341.       6,341.       6,341.
Earnings per Share                      0.00        0.00        0.00       (1.41)        0.03         0.00
                                     ======================================================================

No. of  units in Chain at year-end       106.        106         115.        121.         135.         142.

(1) The Company's financial results are expressed in Canadian Dollars. For the convenience of the reader only, the results for the last fiscal year have been converted into United States Dollars at the Bank of Canada rate on:
    June 30, 2001 Conversion rate: One (1) (US) Dollar equals: 1.5145

(2) The Company has 15,426,692 shares outstanding. Earnings per share is calculated based on the weighted average number of shares outstanding for the period. As described in this filing, the Company restructured its capital with a 1:3 reverse split of its common stock on July 10, 2000.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

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

GENERAL

-        THE YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

         During the 12 month period ending June 30, 2001, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 39% of its Revenue from royalties, 20% from retail sales of corporately managed stores, 24% from supplier incentives, commissions and other, 4% from franchising activities and 13% from the sale of certain proprietary products.

         The Company's results for the fiscal year ended June 30, 2001 reflect the reshaping of TIEI. The significant factors impacting the Company's results for the last fiscal year include the loss incurred on the operation of Managed franchise stores. Other factors impacting this fiscal year's results were limited Franchising and, as a consequence, Construction revenue. These factors resulted in lower than expected revenues and higher than anticipated expenses. Net Income for the Fiscal Year ended June 30, 2001 was $13,703 compared to $1,001,600 for fiscal 2000.

         It should be noted that the previous fiscal year included a one time gain of $534,600. Comprised of $273,400 in Interest forgiveness and a Legal settlement provision reversal of $261,200. Other influences on the Company's Revenue and Expenses are described in detail in "Results Of Operations" below.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

GENERAL (CONT'D)

         The past year has been eventful for TIEI. The Company negotiated a number of amendments to existing loan agreements with several secured creditors and effectuated a 1 for 3 reverse split of its issued and outstanding common shares. With this significant realignment successfully completed, TIEI intends to conduct a strategic evaluation to review opportunities that will enhance shareholder value.

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

         In February of 2001 the Company renewed the terms of the first mortgage on its head office building, from monthly principal payments of $5,000. plus interest at a fixed rate of 6.8%, to weekly principal payments of $671. plus interest at a fixed rate of 8.5%. The term was extended from the 80 months remaining to 780 weeks (180 months).

         The Company, in March of 2001, amended a loan agreement with one of its lenders, the Business development Bank of Canada ("BDC") Under the previous terms of the loan agreement, the Company made monthly principal payments of $4,200 plus a fixed interest rate of 11%. At that time there were 47 months left in the term. Under the loan amending agreement, the term was extended to 60 months and principal payments were reduced to $1,960 plus a fixed interest rate of 10.4%.

         Management believes that TIEI continues to be well positioned for the continued quality growth of its core franchise concept "Treats" while at the same time entertaining other growth opportunities, including acquisition(s) of related concepts which match well defined predetermined criteria.

         The Company's fiscal year end is the Saturday closest to June 30. The 2000 fiscal year end had 53 weeks. The fiscal year ending June 30, 2001 includes 52 weeks of operation.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

RESULTS OF OPERATIONS

         REVENUE. Revenue for the year ended June 30, 2001 decreased $414,000 or 10.1% to $3,667,000 from $4,081,000 for the same period last year. The decrease in revenue can be primarily attributed to a decrease of $135,000 or 100% in construction revenue and a decrease of $134,000 or 13.4% in Supplier incentives, commissions and other to $867,000 from $1,001,000 in the previous fiscal year. Other factors which impacted revenue were:

         - Royalties decreased $33,000 or 2.3% to $1,414,000 compared to $1,447,000 for the same period last year.

         - Franchising decreased $16,000 or 9.1% to $159,000 compared to $175,000 for the same period last year.

         - Proprietary products sold to distributors for distribution to the franchised and corporately managed locations increased $51,000 or 11.5% to $494,000 compared to $443,000 for the same period last year.

         EXPENSES. Expenses for the fiscal year ended June 30, 2001 increased by $574,000. There are a number of unusual events in the previous fiscal year that caused this variance. The most significant ones were:

         In the previous fiscal year a decision was made to reverse $261,000 in provisions for Legal settlements as management was of the opinion that the Company had over provided. There was no charge to Legal settlements in this fiscal year.

         Similarly, the Company was able to record a reversal of interest charges in the amount of $273,000. As described in detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations for the previous fiscal year, which ended June 30, 2000. Additionally expenses were impacted by the following factors:

         - Cost associated with Managed franchised stores increased $137,000 or 19.7% to $831,000 from $694,000.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

RESULTS OF OPERATIONS (CONT'D)

         EXPENSES (CONT'D)

         - Head office and administration expenses decreased $103,000 or 5.7% to $1,714,000 from $1,817,000 for the same period last year.

         - The cost of purchasing certain proprietary products for resale to distributors increased $52,000 or 13.4% to $439,000 compared to $387,000 for the same period last year.

         - Interest expense increased by $6,000 or 6.1% to $105,000 compared to $99,000 for the same period last year.

         - Amortization increased by $61,000 or 13.5% to $513,000 from $452,000 in the previous fiscal year.


CAPITAL RESOURCES - June 30, 2001

         The Company's projected capital asset requirements for the current fiscal year, are not very demanding.

LIQUIDITY AND CASH FLOW - June 30, 2001

         The working capital deficit at the year end was $4,000 compared to a working capital of $121,000 for the same period last year.

         The cash flow from operations during fiscal 2001 decreased by $121,000 to $810,000 compared to $931,000 in the previous fiscal year.

DEBT TO EQUITY RATIO

         The ratio of debt to equity as at June 30, 2001 was 2.18 to 1 compared to 2.49 to 1 in the previous fiscal year.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

IN THE YEAR:

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

         The Company also continued to refine the new design appearance for its stores which has been very well received by customers, franchise owners and landlords alike. The updated interior and exterior decor provides for a more comfortable and relaxing atmosphere. It is extremely well suited for stores located in office complexes and educational facilities.

         The Company continues to invest in computer hardware and software to improve efficiency in analysis, reporting, planning and new store design.

         Prior to the fiscal year end, TIEI concluded negotiations and renewed the contracts with the Quaker Oats Company of Canada, for the manufacturing and supply of dry bakery mixes to the Treats franchises as well as with Nestle Foodservice for the supply of roasted coffee. The combined annual value of these contracts is approximately $2.5 million.

         As a result of a new franchise law, proclaimed in the province of Ontario, the Company has prepared and filed a disclosure document, not unlike the Uniform Franchise Offering Circular required in many of the states. A similar disclosure document has been required for the province of Alberta.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

GENERAL

-        THE YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

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

         On February 29, 2000, the Company was notified by Riverdale Capital Group Inc. (formerly 3722121 Canada Inc.), ("Riverdale") a company incorporated under the laws of Canada that it had acquired the holdings of the Royal Bank of Canada and its wholly owned subsidiary The Royal Bank Capital Corporation (collectively "RBCC") in TIEI. RBCC was until that time the single largest shareholder of TIEI as well as it largest creditor.

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

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

GENERAL (CONT'D)

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

RESULTS OF OPERATIONS

         REVENUE. Revenue for the year ended June 30, 2000 decreased $32,000 or 0.7% to $4,454,000 from $4,486,000 for the same period last year. The decrease in revenue can be primarily attributed to a decreased of $276,000 in the construction revenue. Other factors which impacted revenue were:

         - Royalties increased $14,000 or 0.8% to $1,821,000 compared to $1,807,000 for the same period last year.

         - Supplier incentives increased $180,000 or 17.8% to $1,190,000 compared to $1,010,000 for the same period last year.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

RESULTS OF OPERATIONS (CONT'D)

         REVENUE (CONT'D)

         - Royalties increased $14,000 or 0.8% to $1,821,000 compared to $1,807,000 for the same period last year.

         - Supplier incentives increased $180,000 or 17.8% to $1,190,000 compared to $1,010,000 for the same period last year.

         - Franchising increased $41,000 or 30.5% to $175,000 compared to $134,000 for the same period last year.

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

         Additionally expenses were impacted by the following factors:

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

RESULTS OF OPERATIONS (CONT'D)

         EXPENSES (CONT'D)

         - Cost associated with Managed franchised stores increased $32,000 or 4.9% to $694,000 from $662,000 as a direct result of the increase in the number of corporately managed stores.

         - Head office and administration expenses increased $21,000 or 1.0% to $2,190,000 from $2,170,000 for the same period last year.

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

         The cash flow from operations during fiscal 2000 increased by $975,000 to $931,000 compared to $(44,000) in the previous fiscal year this was primarily due to the Company incurring a net loss for the year ended June 30, 1999 in the amount of $8,945,000 compromised largely of non-cash write-downs as reflected in the statement of cash flows (see page 34).

DEBT TO EQUITY RATIO

         The ratio of debt to equity as at June 30, 2000 was 2.49 to 1 compared to 6.56 to 1 in the previous fiscal year.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

         IN THE YEAR

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

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONT'D)
--------------------------------------------------------------------------------
             (All amounts are in Canadian $ unless otherwise stated)

         IN THE YEAR (CONT'D)

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


ITEM 7-A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

         The Company has a line of credit of $150,000 with its financial institution where the interest rate is fixed to the prime interest rate charged which fluctuates weekly. There are no commodity price risks.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


         TREATS INTERNATIONAL ENTERPRISES, INC.


         Consolidated Financial Statements 2001 compared to 2000
         Page 26 to 43

               CONSOLIDATED
               FINANCIAL
               STATEMENTS




               TREATS INTERNATIONAL
               ENTERPRISES, INC.


               JUNE 30, 2001 AND 2000

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


                                      INDEX





                Page
                28               Auditors' Report

             29 - 30             Consolidated Balance Sheets

                31               Consolidated Statements of Stockholders' Equity

                32               Consolidated Statements of Income and Deficit

                33               Consolidated Statements of Cash Flows

             34 - 48             Notes to the Consolidated Financial Statements

                                AUDITORS' REPORT


TO THE STOCKHOLDERS OF
    TREATS INTERNATIONAL ENTERPRISES, INC.

We have audited the consolidated balance sheets of TREATS INTERNATIONAL ENTERPRISES, INC. as at June 30, 2001 and 2000 and the consolidated statements of income and deficit, cash flows and stockholders' equity for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended June 30, 2001, 2000 and 1999 in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States).

                              Chartered Accountants

Toronto, Canada
September 5, 2001

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                                NOTE                2001             2000
---------------------------------------------------------------------------------------------------------
                                                                                    $                $
                                             ASSETS
CURRENT
     Cash                                                                          135,882         115,811
     Accounts receivable                                                           167,050         157,753
     Current portion of notes receivable                                           173,302         159,289
     Prepaid expenses and sundry assets                                            147,741         292,381
     Construction work in process                                                  106,710         242,492
                                                                               ---------------------------
                                                                                   730,685         967,726

FRANCHISES HELD FOR RESALE                                                               -         265,049

NOTES RECEIVABLE                                                 3                 823,470         717,362

INVESTMENT IN PUBLIC COMPANY                                     4                  45,735          45,735

CAPITAL ASSETS                                                   5               1,488,000       1,263,780

FRANCHISE RIGHTS                                                 6               2,720,000       3,060,000
                                                                                --------------------------
                                                                                 5,807,890       6,319,652
                                                                                ==========================

         Approved on behalf of the Board:

         ____________________________Director


                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                                NOTE                2001             2000
---------------------------------------------------------------------------------------------------------
                                                                                    $                $
                                             LIABILITIES
CURRENT
    Accounts payable and accrued liabilities                                       496,143         449,995
    Current portion of long-term debt                                              238,436         396,930
                                                                               ---------------------------
                                                                                   734,579         846,925

LONG-TERM DEBT                                                   7               3,053,465       3,431,947

LEASE SECURITY DEPOSITS                                                            195,226         229,863
                                                                               ---------------------------
                                                                                 3,983,270       4,508,735
                                                                               ---------------------------

COMMITMENTS AND CONTINGENCIES                                    8


                                          STOCKHOLDERS' EQUITY

CAPITAL STOCK                                                    9
     Preferred
       Authorized, 10,000,000 (2000-10,000,000)
       non-voting, cumulative shares, par value U.S.$0.50
       Issued, nil (2000 - nil ) shares                                                  -               -
     Common
       Authorized, 25,000,000 (2000 - 25,000,000) shares,
       par value U.S. $0.001
       Issued , 15,426,692 (2000 - 15,426,692) shares                               46,280          46,280
     Additional paid-in capital                                                 15,636,020      15,636,020
                                                                               ---------------------------
                                                                                15,682,300      15,682,300
DEFICIT                                                                        (13,857,680)    (13,871,383)
                                                                               ---------------------------
                                                                                 1,824,620       1,810,917
                                                                               ---------------------------
                                                                                 5,807,890       6,319,652
                                                                               ===========================

                           See the accompanying notes


                                                             TREATS INTERNATIONAL ENTERPRISES, INC.

                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                                                 (EXPRESSED IN CANADIAN DOLLARS)

                                ---- PREFERRED SHARES ----          ---- COMMON SHARES ----
                                   SHARES         AMOUNT       SHARES     1:3 REVERSE      AMOUNT           DEFICIT        TOTAL
                                                                          STOCK SPLIT
                                                                            (NOTE 9)
------------------------------------------------------------------------------------------------------------------------------------
                                                   $                            $             $                $              $

Balance, June 30, 1998           5,409,825     3,732,779     19,024,598     6,341,558     10,776,764      (4,755,163)     9,754,380

Net loss for the year                    -             -              -             -              -      (8,945,044)    (8,945,044)
                                ----------------------------------------------------------------------------------------------------
Balance, June 30, 1999           5,409,825     3,732,779     19,024,598     6,341,558     10,776,764     (13,700,207)       809,336

Conversion of preference shares
      into common shares        (5,409,825)   (3,732,779)    20,737,661     6,912,579      3,732,779               -              -

Conversion of dividends into
      common shares                      -             -      6,517,590     2,172,555      1,172,757               -      1,172,757

Net income for the year                  -             -              -             -              -       1,001,581      1,001,581

Dividends                                -             -              -             -              -      (1,172,757)    (1,172,757)
                                ----------------------------------------------------------------------------------------------------
Balance, June 30, 2000                   -             -     46,279,849    15,426,692     15,682,300     (13,871,383)     1,810,917
Net income for the year                  -             -              -             -              -          13,703         13,703

Balance, June 30, 2001                   -             -     46,279,849    15,426,692     15,682,300     (13,857,680)     1,824,620
                                ====================================================================================================

                                                      See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                         (EXPRESSED IN CANADIAN DOLLARS)


                                              NOTE            2001             2000              1999
-----------------------------------------------------------------------------------------------------
                                                               $                $                 $
REVENUES
     Royalties - net                           15         1,414,417        1,447,426        1,376,577
     Supplier incentives and other                          866,919        1,000,786        1,009,898
     Sales of managed franchise stores                      732,950          879,129          690,139
     Proprietary products                                   493,657          442,953          433,391
     New construction                                             -          135,256          411,260
     Franchise fees                                         158,891          175,383          134,373
                                                     ------------------------------------------------

                                                          3,666,834        4,080,933        4,055,638
                                                     ------------------------------------------------
EXPENSES
     Head office and administration            15         1,714,220        1,816,964        1,739,110
     Managed franchise stores                               831,529          694,483          661,788
     Proprietary products                                   439,367          386,811          372,415
     Construction expenses                                        -          116,231          330,360
     Interest on long-term debt                             104,720           99,016          246,005
     Management fees                                         50,000                -                -
     Write-down of investment in public
          company                                                 -           47,616        1,524,561
     Franchising                                                  -            1,250            1,375
     Bad debts - notes receivable                                 -                -          457,245
     Restructuring costs                                          -                -        6,206,598
     Legal settlements                                            -         (261,211)       1,250,000
     Interest forgiveness                                         -         (273,414)               -
     Amortization
         Capital assets and franchise rights                513,295          451,606          138,523
         Deferred costs                                           -                -           72,702
                                                     ------------------------------------------------

                                                          3,653,131        3,079,352       13,000,682
                                                     ------------------------------------------------

NET INCOME (LOSS) FOR THE YEAR                 12            13,703        1,001,581       (8,945,044)

DEFICIT, BEGINNING OF YEAR                              (13,871,383)     (13,700,207)      (4,755,163)

DIVIDENDS ON PREFERRED SHARES                                     -       (1,172,757)               -
                                                     ------------------------------------------------

DEFICIT, END OF YEAR                                    (13,857,680)     (13,871,383)     (13,700,207)
                                                     ================================================

BASIC EARNINGS (LOSS) PER SHARE                13              0.00             0.00            (1.41)
                                                     ================================================

                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEAR ENDED JUNE 30, 2001, 2000 AND 1999
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                     2001             2000              1999
--------------------------------------------------------------------------------------------
                                                      $                $                 $
NET INFLOW (OUTFLOW) OF CASH RELATED
    TO THE FOLLOWING ACTIVITIES

OPERATING
    Net income (loss) for the year                   13,703        1,001,581       (8,945,044)
    Items not affecting cash
        Amortization
          Capital assets and franchise rights       513,295          451,606          138,523
          Deferred costs                                  -                -           72,702
    Capital assets                                        -                -         (419,418)
    Write down of franchise rights                        -                -        5,228,388
    Write down of investment in public company            -           47,616        1,524,561

    Write down of capital assets                          -                -          978,210
    Bad debts - notes receivable                          -                -          457,245
    Write off of deferred costs                           -                -          195,864
    Legal settlements                                     -         (261,211)       1,250,000
                                                 --------------------------------------------

                                                    526,998        1,239,592          481,031
    Changes in non-cash operating items             282,635         (308,351)        (524,612)
                                                 --------------------------------------------
                                                    809,663          931,241          (43,581)
                                                 --------------------------------------------
FINANCING
    Long-term debt                                 (536,976)        (390,177)         147,645
    Dividends on preferred shares                         -       (1,172,757)               -
                                                 --------------------------------------------

                                                   (536,976)      (1,562,934)         147,645
                                                 --------------------------------------------
INVESTING
    Franchise stores held for resale                      -         (265,049)               -
    Notes receivable                               (120,121)        (137,824)        (159,047)
    Purchase of capital assets - net of
     re-allocation of stores held for resale       (132,465)         (27,394)         (24,779)
    Advertising commitment                                -                -           94,576
    Purchase of franchise rights                          -                -          (55,674)
    Issuance of common shares - net of
    preference share conversion                           -        1,172,757                -
                                                 --------------------------------------------
                                                   (252,586)         742,490         (144,924)
                                                 --------------------------------------------

NET CASH INFLOW (OUTFLOW)                            20,071          110,797          (40,860)

CASH POSITION, BEGINNING OF YEAR                    115,811            5,014           45,874
                                                 --------------------------------------------

CASH POSITION, END OF YEAR                          135,882          115,811            5,014
                                                 ============================================

SUPPLEMENT CASH INFORMATION
    Interest paid                                   104,720           99,016          246,005
    Income taxes paid                                     -                -                -

                           See the accompanying notes

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


1.  DESCRIPTION OF BUSINESS

    Treats International Enterprises, Inc. (the "Company"), incorporated under the laws of the state of Delaware, is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins and other specialty coffees as well as food and beverage products in retail stores using a system and methodology of marketing developed and designed by the Company and identified by the trademark TREATS. As at September 5, 2001, there are 109 retail units in Canada utilizing the Treats System. 104 of these units are owned and operated by franchisees; 5 are corporately managed.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (which also conform in all material respects with accounting principles generally accepted in the United States) and include the following significant accounting policies.

    PRINCIPLES OF CONSOLIDATION

    These consolidated financial statements comprise the accounts of the Company and its wholly -owned subsidiaries, as follows:

    - Treats Inc.
    - Treats Ontario Inc.
    - Chocolate Gourmet Treats Limited
    - Treats Canada Corporation

    All intercompany transactions and balances have been eliminated.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles in Canada requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

    The most significant estimates included in these financial statements are the valuations of accounts receivable and notes receivable and the amortization on capital assets and franchise rights. Actual results could differ from those estimates.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    REVENUE RECOGNITION (CONT'D)

    Royalties are recognized when they are earned, based on a percentage of the franchisees' sales on a weekly basis.

    Supplier incentives are recognized in the period to which they apply.

    LONG TERM INVESTMENTS

    Long term investments are recorded at cost. Where there has been a loss in value of an investment that is other than a temporary decline, the investment is written down to recognize a loss, which is included in the determination of income.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


    BASIC EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share are calculated using the daily weighted average number of common shares outstanding during the fiscal year.

    FUTURE INCOME TAXES

    The Company uses the asset and liability method of accounting for income taxes. This method requires recognition of future income tax assets and liabilities for the expected future income tax consequences of events that have been included in the financial statements or income tax returns using current income tax rates. Future tax assets, if any, are recognized only the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liability are adjusted for the effects of changes in tax laws and notes on the date of the enactment or substantive enactment.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                                       2001          2000
-----------------------------------------------------------------------------------------

3.  NOTES RECEIVABLE

    Notes receivable are due from franchisees with interest rates varying from 6% to 8% and are repayable in scheduled instalments which mature from July
    2001 to June 2020.

                                                                       $              $
    Notes receivable, net of allowance for doubtful
        accounts of nil (2000 - nil)                                 996,772         876,651
    Less current portion                                            (173,302)       (159,289)
                                                                 ---------------------------
                                                                     823,470         717,362
                                                                 ===========================

4.  INVESTMENT IN PUBLIC COMPANY

    In 1998, the Company sold the U.S. area rights for consideration of 2,800,000 class "A" convertible preference shares in EMC Group, Inc., a U.S. public company incorporated in the State of Florida, via a management buy-out by former employee of the Company. During 1999 and 2000, this investment was written down by $1,572,000. On June 18, 2001, the Company agreed to convert its 2,800,000 class "A" convertible preference shares for 200,000 common shares. As at the date of the auditor's report, the shares of EMC were trading at $.03 U.S., however, management believes that there has not been a further permanent decline in value and accordingly, the investment has not been written down below its current carrying amount.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                                       2001          2000
-----------------------------------------------------------------------------------------
5.  CAPITAL ASSETS
                                                    Accumulated
                                         Cost       amortization       ---Net book value---
                                       ------------------------------------------------------
                                          $              $               $               $

    Land                                 457,885             -        457,885         457,885
    Building                             625,000        93,750        531,250         562,500
    Furniture, fixtures and equipment    834,944       760,748         74,196          46,890
    Corporate owned stores reacquired
      from franchisees                   373,162        67,688        305,474         131,220
    Corporate owned store equipment
      reacquired from former
      franchisees                        252,990       133,795        119,195          65,285
                                      -------------------------------------------------------
                                       2,543,981     1,055,981      1,488,000       1,263,780
                                      =======================================================


6.  FRANCHISE RIGHTS
                                                                      $                 $

    Franchise rights                                                3,400,000       3,400,000
    Accumulated amortization                                          680,000         340,000
                                                                   --------------------------
                                                                    2,720,000       3,060,000
                                                                   ==========================

    The Company obtained an independent estimate of value from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, supporting a valuation of franchise rights in an amount in excess of carrying values.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                                                           2001          2000
-------------------------------------------------------------------------------------------------------------

7.  LONG - TERM DEBT
                                                                                           $              $
    Business Development Bank of Canada
         Term loan, payable in 60 monthly instalments of $1,960 plus interest at
         10.4%, due March 23, 2006, secured by a general security agreement, second mortgage on the land and building at 418 Preston Street, and a
         personal guarantee of up to 50% by one of the shareholders                     111,720       155,400
    Appleford Capital Inc.
         Term loan, bearing interest at 0% per annum, payable $5,800 per annum in the first year, $78,000 in the next two years and the balance due
         May 2008, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in
         subsidiary and associated companies (see note (a) below)                     1,118,862     1,178,462
    Riverdale Capital Group Inc.
         Term loan, bearing interest at 0% per annum, payable principal and interest of $74,100 to June 2002, $130,000 per annum, for the next three years and the balance due March 2008, secured by a general assignment of book debts and franchise rights, pledge of all the shares
         in subsidiary and associated companies (see note (b) below)                  1,086,542     1,171,117
    P. Murphy in trust
         Mortgage bearing interest at 7% payable in 26 bi-weekly instalments of
         $500 on interest and principal, to June 2002, 190 bi-weekly instalments of $1,000 on interest and principal, due October 2009, secured by land and building at 418 Preston Street, Ottawa, Ontario and a General
         Security Agreement                                                             151,094       161,758
                                                                                    -------------------------

    Carried forward                                                                   2,468,219     2,666,737

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                                                           2001          2000
-------------------------------------------------------------------------------------------------------------
7.  LONG-TERM DEBT (CONT'D)
                                                                                           $             $
    Brought forward                                                                   2,468,219     2,666,737

    D. Crawford
         Term loan, repayable in 26 bi-weekly instalments of $500 of principal and interest at 10%, due June 2002, and 40 bi-weekly instalments of
         $1,000 of principal and interest, due January 2004, secured by a
         General Security Agreement                                                      45,773        62,467
    Bank of Nova Scotia
         Term loan unsecured, repayable in 9 monthly instalments of $774 plus
         interest at prime plus 2%, due March 9, 2002                                     6,963        16,247
    La Caisse Populaire St. Charles Ltee
         Mortgage, bearing interest at 8.5% per annum payable in 780 weekly instalments of $671 on interest and principal, due January 2016,
         secured by land and building at 418 Preston Street in Ottawa, Ontario          295,004       325,012
    Other long-term debt
         Non-interest bearing, with various terms of repayment ending in 2005            64,766        63,303
    Legal settlements, non-interest-bearing, payments
         of $104,000 annually, with various terms of payment ending in 2007             411,176       695,111
                                                                                    -------------------------
                                                                                      3,291,901     3,828,877
    Less current portion                                                               (238,436)     (396,930)
                                                                                    -------------------------
                                                                                      3,053,465     3,431,947
                                                                                    =========================

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


7.  LONG-TERM DEBT (CONT'D)

    (a) On July 2, 2000, Appleford Capital Inc., amended the terms of the loan which became interest-free.

    (b) On July 2, 2000, Riverdale Capital Group Inc., a corporation with 9% of its outstanding common shares owned by the Chief Executive Officer of the Company and 40% by family members of the Chief Executive Officer of the Company, amended the terms of the loan which became interest-free.


         Interest expense for the year related to long-term debt was $104,720 (2000 - $99,016, 1999 - $246,005).

         The minimum future principal repayments required over the next five years are as follows:


                                            $
                  2002                      238,436
                  2003                      354,356
                  2004                      345,575
                  2005                      345,995
                  2006                      304,014
                  Thereafter                1,703,525
                                            ---------
                                            3,291,901
                                            =========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


8.  COMMITMENTS AND CONTINGENCIES

    Two judgements in the total amount of $127,463 were issued against two of the Company's wholly owned subsidiaries. Judgement in the amount of $73,628 is against a subsidiary company with no assets. It is managements' opinion that a co-judgement of $53,835 will be settled whereby, the co-defendant and/or a third party not related to the Company and its wholly owned subsidiaries will be responsible for the judgement and accordingly, no provision has been recorded.

    The Company is a defendant in several actions brought by former franchisees, including a former franchisee of a former national licensor, and landlords arising in the normal course of business. The Company has counterclaimed these actions and management is of the opinion that these claims are without merit. As the outcome of these claims is not determinable at this time, these financial statements do not include a provision for potential losses. Liabilities, if any, resulting from these claims in subsequent years will be recorded as the expenses are incurred.

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


         Year ending June 30                $
                        2002                2,729,190
                        2003                2,345,486
                        2004                2,073,184
                        2005                1,667,675
                        2006                1,291,978
                        Thereafter          1,767,143
                                           ----------
           Total minimum payments*         11,874,656
                                           ==========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


8.  COMMITMENTS AND CONTINGENCIES (CONT'D)

    * Minimum payments have not been reduced by minimum sublease rentals for $11,033,048 due in future under non-cancellable subleases.


      Year ending June 30, 2002                                 $
      Minimum rentals                                   2,729,190
      Less: sublease rentals                           (2,550,384)
                                                       ----------
                                                          178,806
                                                       ==========

9.  CAPITAL STOCK

    On July 10, 2000, the Company's Board of Directors authorized a 1:3 reverse stock split of the common stock. On July 2, 2000, the Company advised the OTC Bulleting Board Coordinator, NASDAQ Market Operations, accordingly. As a result of the reverse split, the original 75,000,000 shares of the Company's common stock issued were reduced to 25,000,000 shares. Par value of the common stock remained $0.001 U.S. per share.

    The effect of the reverse stock split has been recognized retroactively in the stockholders' equity accounts on the balance sheet as of June 30, 2001, and in all share and per share data in the accompanying financial statements.



         CLASS            NUMBER OF SHARES                         NUMBER OF
                          AUTHORIZED           PAR VALUE         SHARES ISSUED
         Common           25,000,000           $.001 U.S.         15,426,692
         Preference       10,000,000           $.500 U.S.                  -

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


10. ADVERTISING COSTS

    The costs of advertising, promotion and marketing programs are charged to head office and administrative expenses in the year incurred. Total advertising costs for the years ended June 30, 2001 and June 30, 2000 were $36,731 and $94,882, respectively, and are included in the accompanying statements of income and deficit.


11. RELATED PARTY TRANSACTIONS

    (a) On July 2, 2000, Riverdale Capital Group Inc., a corporation with 9% of its outstanding common shares owned by the Chief Executive Officer of the Company and 40% by family members of the Chief Executive Officer of the Company, amended the term of the term loan which became interest-free in prior years, interest of $16,117 for 2000 and nil for 1999 were paid to this Company. In addition, management fees of $25,000 were paid during the current year to this company.

    (b) The office premises, land and building at 418 Preston Street, Ottawa, was purchased from a trust in 1998, of which the beneficiaries are the family of the Chief Executive Officer of the Company whose family owns approximately 47.20% of the common stock of the Company. This real estate was recorded in capital assets in 1998 based on the exchange amount (note 5).

    (c) Included in accounts payable is an amount due to the Chief Executive Officer in the amount of $55,100 (2000 - nil).


12. INCOME TAXES

    The Company has utilized approximately $50,000 of its non-capital losses to reduce its current income taxes as to nil. In addition, the Company has approximately $100,000 of non-capital losses available to offset against future taxable income expiring in 2008. The potential benefit of this loss will be recognized in income when it is more likely, than not that such benefit will be realized.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                                    2001           2000          1999
-----------------------------------------------------------------------------------------------------

13. BASIC EARNINGS (LOSS) PER SHARE
                                                                       $              $             $
    Basic earnings (loss) per share                                 0.00           0.00         (1.42)
                                                              =======================================
    Weighted average number of common shares outstanding      15,426,692     15,426,692     6,341,533
                                                              =======================================

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

    Earnings (loss) per share of common stock in 2001, 2000 and 1999 were based on the weighted average number of shares outstanding during those periods, after giving effect to a 1:3 reverse stock split effective July 10, 2000 and retroactively applied.


14. FINANCIAL INSTRUMENTS

    FAIR VALUE
    The carrying amounts of accounts receivable, short-term notes receivable and accounts payable and accrued liabilities approximates their fair value because of the short-term maturities of these items.

    The carrying amount of the long-term notes receivable from franchisees approximates their fair value because the interest rates approximate market rates.

    The carrying amounts of certain long term debts do not approximate their fair value because they do not bear interest (note 7 and 11 (a)).

    The fair values of the term loans due to related parties are not determinable, as these amounts are interest-free and, accordingly, can not be ascertained with reference to similar debt with arm's length parties.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000
                        (EXPRESSED IN CANADIAN DOLLARS)


14. FINANCIAL STATEMENTS (CONT'D)

    FAIR VALUE (CONT'D)

    Lease security deposits are not current; however, in the case of deposits, no defined maturity exists. As such, the carrying value and the fair value are assumed to be equal.

    CREDIT RISKS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable from franchisees. The Company sells its products to franchisees, at times extending credit for such sales. Exposure to losses on receivables is principally dependant on each franchisee's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


15. COMPARATIVE FIGURES

    Prior year's figures have been reclassified to conform with the current year's presentation.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


    - No Disagreements or changes.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The following sets forth the names of the Company's Directors and Officers.


NAME                         AGE             POSITION
Paul J. Gibson               46              President, C.E.O. and Director
John A. Deknatel             54              Chief Operating Officer
Peter-Mark Bennet            44              Director
Francois Turcot              41              Director of Finance

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

PETER-MARK BENNETT

Mr. Bennett was appointed Director December 16, 1994. Since 2000 he has served Bell Intrigna (Calgary) as Acting Director, retail products. From1998 to 200 he has served TELUS Advanced Communications (Calgary) as Manager of Internetworking Services. From August 1997 to October 1998 Mr. Bennett was Director of Marketing for Neptec Design Group Ltd. of Ottawa. From July 1994 to July 1997 Mr. Bennett was Director of Operations for Network Xcellence Ltd. (Ottawa). From July 1990 to June 1992 he was Vice-President of Treats Inc. Prior to July 1990 he was Managing Director of Widely Held Northern & Eastern Investments Ltd.

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

ITEM 11  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Set forth in the table below, is the cash compensation paid to the C.E.O. of the Company and the total to all Executive Officers as a group:


                                                         US ($)
                          CAPACITIES IN                  CASH
NAME OF INDIVIDUAL        WHICH SERVED                   COMPENSATION
------------------        -------------------            ------------
Paul J. Gibson            Chairman and Chief
                          Executive Officer                $76,000.

Executive officers as a group (3 people)                  $184,000.

-   There are no options or warrants granted to the present officers.


EMPLOYMENT AGREEMENT

On February 14, 1997 by way of a resolution of the Board of Directors severances for the three officers of The Company were amended to reflect the years of service, specifically 2 months of base compensation for every year of service. Once a Senior Officer reaches 5 years of consecutive service, he/she is entitled to a minimum of 2 years full compensation.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following sets forth as of the date of September 18, 2001, the number and percentage owned of record and beneficially, by each Officer and Director of the Company and by any other person owning 5% or more of the outstanding shares.



PRINCIPAL SHAREHOLDERS & OFFICERS                  EFFECTIVE SEPTEMBER 18, 2001

                                                   # Shares of
                                                   Common stock            %
                                                    Registered         Ownership
                                                 -------------------------------
Paul Gibson Intrust                  (1)             287,847.              1.87%
418 Preston Street
Ottawa, Ontario (K1S 4N2)


John Deknatel                                         43,708.               .28%
418 Preston Street
Ottawa, Ontario (K1S 4N2)


Access Investment Group Ltd.         (2)           1,686,763.             10.93%
Sassoon House
Nassau, Bahamas


Francois Turcot                                        3,125.              0.02%
418 Preston Street
Ottawa, Ontario (K1S 4N2)
                                                 -------------------------------
Officers & Directors as a group                    2,021,443.             13.10%
                                                 ===============================

OWNERS IN EXCESS OF 5%

Ray MacLeod In Trust                               1,066,667.              6.91%
RR#1m Finch, ON, Canada

--------------------------------------------------------------------------------


NOTES

    1. Paul J. Gibson may be deemed to be a promoter as such terms are defined under the Securities Act of 1933.

    2. Access Investment Group Ltd. is a company controlled by Mr. Paul J.
       Gibson.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


RELATED PARTY TRANSACTIONS

    (a) On July 2, 2000, Riverdale Capital Group Inc., a corporation with 9% of its outstanding common shares owned by the Chief Executive Officer of the Company and 40% by family members of the Chief Executive Officer of the Company, amended the term of the term loan which became interest-free. Management fees of $25,000 were paid during the year.

    (b) The office premises, land and building at 418 Preston Street, Ottawa, was purchased from a trust in 1998, of which the beneficiaries are the family of the Chief Executive Officer of the Company whose family owns approximately 47.20% of the common stock of the Company.

    (c) Included in accounts payable is an amount due to the Chief Executive Officer in the amount of $55,100 (2000 - nil).

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


INDEX


    Computation of Earnings Per Share -
            Treasury Share Method........................................Page 54

    Computation of Earnings Per Share -
            U.S. GAAP  - Treasury Share Method...........................Page 55

    Auditors' Report on Financial Statement Schedules....................Page 56

--------------------------------------------------------------------------------


COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD


                                                        FOR THE FISCAL QUARTER ENDED                 FOR THE FISCAL YEAR ENDED
                                           -----------------------------------------------------------------------------------
                                              SEPTEMBER      DECEMBER        MARCH        JUNE           JUNE          JUNE
                                                2000          2000           2001         2001           2001          2000
                                           -----------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE

Net earnings                                   $211,861.     $130,620.      $53,675.    ($382,453).     $13,703.   $1,004,801.
Cumulative dividends                                  0.            0.            0.             0.          $0.  ($1,172,757.)
                                           -----------------------------------------------------------------------------------
Net earnings after cumulative dividends         211,861.     $130,620.      $53,675.    ($382,453).     $13,703.    ($167,956.)
                                           ===================================================================================

Common Shares outstanding at the
   beginning of the period                   15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.    6,341,533.

Conversion of preference shares
   and dividends into common
   shares during the period                           0.            0.            0.            0.            0.    9,085,160.
                                           -----------------------------------------------------------------------------------

Weighted average number of Common
   Shares outstanding at the end
   of the period                             15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.   15,426,692.
                                           -----------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                        $0.0137       $0.0085       $0.0035      ($0.0248)      $0.0009       $0.0000
                                           ===================================================================================

FULLY DILUTED EARNINGS PER SHARE

Net earnings before imputed earnings           $211,861.     $130,620.      $53,675.    ($382,453).     $13,703.    ($167,956.)
                                           ===================================================================================

After tax imputed earnings from the
   investment of funds received
   through dilution                                  $0.           $0.           $0.           $0.           $0.           $0.

Adjusted net earnings                          $211,861.     $130,620.      $53,675.    ($382,453).     $13,703.    ($167,956.)

Weighted average number of Common
   Shares outstanding at the
   beginning of the period                   15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.    6,341,533.

Weighed average Common Stock
   equivalents based on conversion of
   preference shares and dividends                    0.            0.            0.            0.            0.    9,085,160.
                                           -----------------------------------------------------------------------------------

Weighted average number of Common
   Shares outstanding at the
   end of the period                         15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.   15,426,692.

Fully diluted earnings per share                $0.0137       $0.0085       $0.0035      ($0.0248)      $0.0009       $0.0000
                                           ===================================================================================

--------------------------------------------------------------------------------


COMPUTATION OF EARNINGS PER SHARE - U.S. GAAP - TREASURY SHARE METHOD


                                                        FOR THE FISCAL QUARTER ENDED                 FOR THE FISCAL YEAR ENDED
                                           -----------------------------------------------------------------------------------
                                              SEPTEMBER      DECEMBER        MARCH        JUNE           JUNE          JUNE
                                                2000          2000           2001         2001           2001          2000
                                           -----------------------------------------------------------------------------------

PRIMARY EARNINGS PER SHARE - U.S. GAAP

Net earnings                                   $211,861.     $130,620.      $53,675.    ($382,453).     $13,703.   $1,004,801.
Cumulative dividends                                  0.            0.            0.            0.            0.  (1,172,757).
                                           -----------------------------------------------------------------------------------
Net earnings after cumulative dividends        $211,861.    $ 130,620.      $53,675.    ($382,453).     $13,703.   ($167,956).
                                           ===================================================================================

Common Shares outstanding at the
   beginning of the period                   15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.    6,341,533.

Conversion of preference shares and dividends
   into common shares during the period               0.            0.            0.            0.            0.    9,085,160.
                                           -----------------------------------------------------------------------------------
Weighted average number of Common
   Shares outstanding at the end of
   the period                                15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.   15,426,692.


BASIC EARNINGS PER SHARE                        $0.0137       $0.0085       $0.0035      ($0.0248)      $0.0009       $0.0000
                                           ===================================================================================


FULLY DILUTED EARNINGS PER SHARE - U.S. GAAP

Net earnings as reported                       $211,861.     $130,620.      $53,675.    ($382,453).     $13,703.   ($167,956).
                                           ===================================================================================

After tax imputed earnings from the
   investment of funds received
   through dilution                                  $0.           $0.           $0.           $0.           $0.           $0.

Adjusted net earnings                          $211,861.     $130,620.      $53,675.    ($382,453).     $13,703.   ($167,956).

Weighted average number of Common
   Shares outstanding at the beginning
   of the period                             15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.    6,341,533.

Weighted average Common Stock
   equivalent based on conversion of
   preference shares and dividends                    0.            0.            0.            0.            0.    9,085,160.

Weighted average number of Common
   Shares outstanding at the
   end of the period                         15,426,616.   15,426,692.   15,426,692.   15,426,692.   15,426,692.   15,426,692.
                                           -----------------------------------------------------------------------------------

Fully diluted earnings per share                $0.0137       $0.0085       $0.0035      ($0.0248)      $0.0009       $0.0000
                                           ===================================================================================

                AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


TO THE BOARD OF DIRECTORS OF
TREATS INTERNATIONAL ENTERPRISES INC.


We have audited the consolidated balance sheet of Treats International Enterprises Inc. as at June 30, 2001, 2000 and the consolidated statements of income and deficit, cash flow and stockholders' equity for the years ended June 30, 2001, 2000 and 1999 and have issued our report thereon dated September 5, 2001; such consolidated financial statements and our report thereon are included elsewhere herein. Our examinations also comprehended the financial statement schedules of Treats International Enterprises, Inc. listed in Item 14 in its Report on Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information shown therein.


                               Horwath Orenstein LLP

                               Chartered Accountants


Toronto, Canada
November 12, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TREATS INTERNATIONAL ENTERPRISES, INC.

November 12, 2001                                   By:          \S\
                                                       -------------------------
                                                                  PAUL J. GIBSON
                                                           Chairman of the Board
                                             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 12, 2001                                   By:          \S\
                                                       -------------------------
                                                                   JOHN DEKNATEL
                                                         Chief Operating Officer

November 12, 2001                                   By:          \S\
                                                       -------------------------
                                                                 FRANCOIS TURCOT
                                                             Director of Finance