Form 10-Q
period 2001-09-30
TREATS INTERNATIONAL ENTERPRISES INC
filed 2001-11-21
CIK 842906

                                     [LOGO]





                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                 (For The Three Months Ended September 30, 2001)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 3 months ended                                       Commission File No:
September 30, 2001                                                 0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                       I.R.S. Employer No:
   DELAWARE                                                      13-3495199

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                      Three months ended September 30, 2001



                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, September 30, 2001....................................1

                  Statement of Income - September 30, 2001....................2

                  Statement of Cash Flows, September 30, 2001 ................3

                  Statement of Stockholder's Equity...........................4

                  Notes to Financial Statements.........................5 to 16

ITEM 2  Management's Discussion and Analysis
        of the Statement of Income.....................................17 to 21

PART II  Other Information - Items 1 to 6....................................22

         Signatures..........................................................23


                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                              SEPTEMBER 30, 2001       JUNE 30        SEPTEMBER 30         JUNE 30
                                          NOTE                      2001                 2001             2000              2000
                                                                 (UNAUDITED)          (AUDITED)        (UNAUDITED)        (AUDITED)
                                                                     $                    $                 $                $
-----------------------------------------------------------------------------------------------------------------------------------
                                          ASSETS
CURRENT ASSETS
Cash                                                                      0.            135,882.         105,000.          115,811.
Accounts Receivable                                                 353,131.            167,050.         291,338.          157,753.
Prepaid Expenses                                                    137,685.            147,741.         230,319.          292,381.
Construction work in process                                        152,262.            106,710.         270,722.          242,492.
Current portion of notes receivable                                 184,241.            173,302.         160,587.          159,289.
                                                                 ------------------------------------------------------------------
                                                                    827,319.            730,685.       1,057,966.          967,726.

FRANCHISES HELD FOR RESALE                                                0.                  0.         279,265.          265,049.
NOTES  RECEIVABLE                              3                    857,615.            823,470.         748,235.          717,362.
CAPITAL ASSETS                                 5                  1,446,661.          1,488,000.       1,240,696.        1,263,780.
INVESTMENT IN PUBLIC COMPANY                   4                     45,735.             45,735.          45,735.           45,735.
FRANCHISE RIGHTS                               6                  2,635,000.          2,720,000.       2,975,000.        3,060,000.
                                                                 ------------------------------------------------------------------
                                                                  5,812,330.          5,807,890.       6,346,897.        6,319,652.
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

                                         LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                            543,440.            496,143.         360,057.          449,995.
Current portion of long-term debt                                   241,637.            238,436.         384,430.          396,930.
                                                                 ------------------------------------------------------------------
                                                                    785,077.            734,579.         744,487.          846,925.
                                                                 ------------------------------------------------------------------
LONG-TERM DEBT                                 7                  2,982,330.          3,053,465.       3,353,999.        3,431,947.
LEASE SECURITY DEPOSITS                                             196,985.            195,226.         225,633.          229,863.
                                                                 ------------------------------------------------------------------
                                                                  3,964,392.          3,983,270.       4,324,119.        4,508,735.
CONTINGENCIES                                  8                 ------------------------------------------------------------------

                                        STOCKHOLDERS EQUITY
CAPITAL STOCK                                  9
Preferred:
  Authorized 10,000,000 (2000 - 10,000,000), non-voting
       cumulative shares
Issued, nil (2000 - nil) shares                                        -                   -                   -                 -
Common:
  Authorized, 25,000,000 (2000 - 25,000,000) shares, par
      value U.S. $0.001
  Issued - 15,426,692 (2000 - 15,426,692) shares                     46,280.             46,280.          46,280.           46,280.
  Additional paid - in capital                                   15,636,020.         15,636,020.      15,636,020.       15,636,020.
                                                                 ------------------------------------------------------------------
                                                                 15,682,300.         15,682,300.      15,682,300.       15,682,300.
                                                                 ------------------------------------------------------------------
Deficit                                                         (13,834,362.)       (13,857,680.)    (13,659,522.)     (13,871,383.)
                                                                 ------------------------------------------------------------------
                                                                  1,847,938.          1,824,620.       2,022,778.        1,810,917.
                                                                 ------------------------------------------------------------------
                                                                  5,812,330.          5,807,890.       6,346,972.        6,319,652.
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                                  FOR THE FISCAL QUARTER ENDED         FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30       SEPTEMBER 30      SEPTEMBER 30     SEPTEMBER 30
                                            NOTE                    2001               2000               2001            2000
                                                                  (UNAUDITED)       (UNAUDITED)        (UNAUDITED)     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
Royalties                                                           355,326.          383,253.         355,326.            383,253.
Sales of managed franchise stores                                   212,212.          473,881.         212,212.            473,881.
Supplier Incentives, Commissions & Other                            219,076.          275,794.         219,076.            275,794.
Franchising                                                          39,085.           10,683.          39,085.             10,683.
Proprietary products                                                 99,215.          121,702.          99,215.            121,702.
Construction revenues                                                     0.           42,000.               0.             42,000.
                                                                 ------------------------------------------------------------------
                                                                    924,914.        1,307,313.         924,914.          1,307,313.
                                                                 ------------------------------------------------------------------
COST AND EXPENSES

Regional operations & Franchising                                   149,316.          117,484.         149,316.            117,484.
Head office and administration                                      252,429.          245,695.         252,429.            245,695.
Managed franchise stores                                            256,221.          452,423.         256,221.            452,423.
Proprietary products                                                 88,189.          103,874.          88,189.            103,874.
Construction expenses                                                     0.           34,500.               0.             34,500.
Interest expense                                                     23,012.           29,293.          23,012.             29,293.
Depreciation and Amortization                                       132,429.          112,183.         132,429.            112,183.
                                                                 ------------------------------------------------------------------
                                                                    901,596         1,095,452.         901,596.          1,095,452.
                                                                 ------------------------------------------------------------------
NET INCOME FOR THE PERIOD                                            23,318.          211,861.          23,318.            211,861.
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

Earnings per share                             13                       0.0              0.01              0.0                0.01
                                                                 ------------------------------------------------------------------
                                                                 ------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                                   FOR THE FISCAL QUARTER ENDED        FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER 30      SEPTEMBER 30     SEPTEMBER 30      SEPTEMBER 30
                                                                      2001             2000              2001              2000
                                                                  (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                        23,318.          211,861.          23,318.            211,861.

ITEMS NOT AFFECTING CASH:

     Depreciation & Amortization                                    132,429.          112,183.         132,429.            112,183.
Changes in non-cash operating working capital items                (174,280.)        (189,691.)       (174,280.)          (189,691.)
                                                                 -------------------------------------------------------------------
                                                                    (18,533.)         134,353.         (18,533.)           134,353.
                                                                 -------------------------------------------------------------------
FINANCING
Repayment of Long-term debt                                         (67,934.)         (90,448.)        (67,934.)           (90,448.)
                                                                 -------------------------------------------------------------------
                                                                    (67,934.)         (90,448.)        (67,934.)           (90,448.)
                                                                 -------------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                        (45,084.)         (32,171.)        (45,084.)           (32,171.)
Purchase of capital assets                                           (6,090.)          (4,099.)         (6,090.)            (4,099.)
Security deposits                                                     1,759.           (4,230.)          1,759.             (4,230.)
Managed franchise stores held for resale                                  0.          (14,216.)              0.            (14,216.)
                                                                 -------------------------------------------------------------------
                                                                    (49,415.)         (54,716.)        (49,415.)           (54,716.)
                                                                 -------------------------------------------------------------------
NET GENERATED CASH (OUTFLOW)                                       (135,882.)         (10,811.)       (135,882.)           (10,811.)

CASH POSITION, BEGINNING OF PERIOD                                  135,882.          115,811.         135,882.            115,811.
                                                                 -------------------------------------------------------------------
CASH POSITION, END OF PERIOD                                              0.          105,000.               0.            105,000.
                                                                 -------------------------------------------------------------------
                                                                 -------------------------------------------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

                                ---PREFERRED SHARES---      --------------COMMON SHARES------------
                                SHARES       AMOUNT           SHARES      1:3 REVERSE    AMOUNT           DEFICIT           TOTAL
                                                                          STOCK SPLIT
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999          5,409,825    3,732,779        19,024,598    6,341,558   10,776,764       (13,700,207)        809,336

Conversion of preference
shares into common shares     (5,409,825)   (3,732,77.)      20,737,661    6,912,579    3,732,779                 0               0

Conversion of dividends
into common shares                     0            0         6,517,590    2,172,555    1,172,757                 0       1,172,757

Net income for the year                0            0                 0            0            0         1,001,581       1,001,581

Dividends                              0            0                 0            0            0        (1,172,757)     (1,172,757)
                              -----------------------------------------------------------------------------------------------------

Balance June 30, 2000                  0            0        46,279,849   15,426,692   15,682,300       (13,871,383)      1,810,917

Net income for the period              0            0                 0            0            0            13,703          13,703
                              -----------------------------------------------------------------------------------------------------

Balance June 30, 2001                  0            0        46,279,849   15,426,692   15,682,300       (13,857,680)      1,824,620

Net income for the period              0            0                 0            0            0            23,318          23,318
                              -----------------------------------------------------------------------------------------------------

Balance September 30, 2001             0            0        46,279,849   15,426,692   15,682,300       (13,834,362)      1,847,938
                              -----------------------------------------------------------------------------------------------------
                              -----------------------------------------------------------------------------------------------------


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

         Treats International Enterprises, Inc. (the "Company"), incorporated under the laws of the state of Delaware, is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins and other specialty coffees as well as food and beverage products in retail stores using a system and methodology of marketing developed and designed by the Company and identified by the trademark TREATS. As at September 30, 2001, there are 107 retail units in Canada utilizing the Treats System. 103 of these units are owned and operated by franchisees; 4 are corporately managed.


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         REVENUE RECOGNITION (CONT'D)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

3.       NOTES RECEIVABLE

         Notes receivable are due from franchisees with interest rates varying from 6% to 8% and repayable in scheduled instalments which mature from July 2001 to June 2020.

                                                                               SEPTEMBER            JUNE
                                                                                  2001              2001
                                                                                   $                  $
         Notes receivable, net of allowance for doubtful
             accounts of nil (2000 - nil)                                      1,041,856.            996,772.
         Less current portion                                                    184,241.            173,302.
                                                                               ------------------------------
                                                                                 857,615.            823,470.
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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

5.       CAPITAL ASSETS

                                                                                ACCUMULATED
                                                                  COST          AMORTIZATION           --- NET BOOK VALUE ---
                                                                                                       SEPTEMBER           JUNE
                                                                                                          2001             2001
         Land                                                      457,885.          N/A                457,885.          457,885.
         Building                                                  625,000.        101,562.             523,438.          531,250.
         Furniture, fixtures and equipment                         841,035.        769,058.              71,977.           74,196.
         Corporate owned stores reacquired
           from franchisees                                        373,162.         80,338.             292,824.          305,474.
         Corporate owned stores equipment
           reacquired from franchisees                             252,990.        152,452.             100,538.          119,195.
                                                                ------------------------------------------------------------------
                                                                 2,550,072.      1,103,411.           1,446,661.        1,488,000.
                                                                ------------------------------------------------------------------
                                                                ------------------------------------------------------------------

6.       FRANCHISE RIGHTS

              Franchise rights                                                                        3,400,000.        3,400,000.
              Accumulated amortization                                                                 (765,000.)        (680,000.)
                                                                                                      -----------------------------
                                                                                                      2,635,000.        2,720,000.
                                                                                                      -----------------------------
                                                                                                      -----------------------------

         The Company obtained an independent estimate of value from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, supporting a valuation of franchise rights in an amount in excess of carrying values.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

7.       LONG - TERM DEBT

                                                                                                   SEPTEMBER              JUNE
                                                                                                      2001                2001
                                                                                                       $                    $
         Business Development Bank of Canada
           Term loan, payable in 60 monthly instalments of $1,960 plus interest at 10.4%, due March 23, 2006, secured by a general security agreement, second mortgage on the land and building at 418 Preston
           Street, and a personal
           guarantee of up to 50% by one of the shareholders                                         105,840            111,720
         Appleford Capital Inc.
           Term loan, bearing interest at 0% per annum, payable $5,800 per annum in the first year, $78,000 in the next two years and the balance due
            May 2008, secured by a
           general security agreement, general assignment of book
             debts and franchise rights, pledge of all the shares in
           subsidiary and associated companies (see note (a) below)                                1,116,962          1,118,863
         Riverdale Capital Group Inc.
           Term loan, bearing interest at 0% per annum, payable principal and interest of $74,100 to June 2002, $130,000 per annum, for the next three years and the balance due March 2008, secured by a general assignment of book debts and franchise rights, pledge of all the shares in subsidiary and associated
           companies (see note (b) below)                                                          1,067,017          1,086,542
         P. Murphy in trust
           Mortgage bearing interest at 7% payable in 26 bi-weekly instalments of $500 on interest and principal, to June 2002, 190 bi-weekly instalments of $1,000 on interest and principal, due October 2009, secured by land and building at 418 Preston Street,
           Ottawa, Ontario and a General Security Agreement                                          150,524             151,094
                                                                                             -----------------------------------

       Carried forward                                                                             2,440,343           2,468,219


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

7.       LONG-TERM DEBT (CONT'D)

                                                                                                    SEPTEMBER               JUNE
                                                                                                       2001                 2001
                                                                                                         $                    $

        Brought forward                                                                             2,440,343             2,468,219

        D. Crawford
           Term loan, repayable in 26 bi-weekly instalments of $500 of principal and interest at 10%, due June 2002, and 40 bi-weekly instalments of
           $1,000 of principal and interest, due January 2004, secured by a
           General Security Agreement                                                                  43,476                45,773
        Bank of Nova Scotia
           Term loan unsecured, repayable in 9 monthly instalments of $774 plus interest at prime plus 2%,
           due March 9, 2002                                                                            4,641                 6,963
        La Caisse Populaire St. Charles Ltee
           Mortgage, bearing interest at 8.5% per annum payable in 780 weekly instalments of $671 on interest and principal, due January 2016, secured by land and building at 418 Preston Street
           in Ottawa, Ontario                                                                         292,117               295,004
        Other long-term debt
           Non-interest bearing, with various terms of
           repayment ending in 2005                                                                    59,011                64,766
        Legal settlements, non-interest-bearing, payments
           of $104,000 annually, with various terms
           of payment ending in 2007                                                                  384,376               411,176
                                                                                                     ------------------------------

                                                                                                    3,223,967             3,291,901

        Less current portion                                                                         (241,637)             (238,436)
                                                                                                     ------------------------------

                                                                                                    2,982,330             3,053,465
                                                                                                     ------------------------------
                                                                                                     ------------------------------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

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


               Interest expense for the year related to long-term debt was $104,720 (2000 - $99,016, 1999 - $246,005).

               The minimum future principal repayments required over the next five years are as follows:

                                               $

                  2002                      241,637
                  2003                      354,356
                  2004                      345,575
                  2005                      345,995
                  2006                      304,014
                  Thereafter              1,632,390
                                          ---------
                                          3,223,967
                                          ---------
                                          ---------


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

8.       COMMITMENTS AND CONTINGENCIES (CONT'D)

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


                   Year ending June 30                   $
                                  2002                2,729,190
                                  2003                2,345,486
                                  2004                2,073,184
                                  2005                1,667,675
                                  2006                1,291,978
                                  Thereafter          1,767,143
                                                      ---------

                   Total minimum payments*            11,874,656
                                                      ---------
                                                      ---------

         * Minimum payments have not been reduced by minimum sublease rentals for $11,033,048 due in future under non-cancellable subleases.

                   Year ending June 30, 2002                         $
                   Minimum rentals                               2,729,190
                   Less: sublease rentals                       (2,550,384)
                                                                ----------
                                                                   178,806
                                                                ----------
                                                                ----------

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

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


11.      RELATED PARTY TRANSACTIONS

         (a) On July 2,2000, Riverdale Capital Group Inc., a corporation with 9% of its outstanding common shares owned by the Chief Executive Officer of the Company and 40% by family members of the Chief Executive Officer of the Company, amended the term of the term loan which became interest-free in prior years, interest of $16,117 for 2000 and nil for 1999 were paid to this Company. In addition, management fees of $25,000 were paid during the current year to this company.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

11.      RELATED PARTY TRANSACTIONS (CONT'D)

         (b) The office premises, land and building at 418 Preston Street, Ottawa, was purchased from a trust in 1998, of which the beneficiaries are the family of the Chief Executive Officer of the Company whose family owns approximately 47.20% of the common stock of the Company. This real estate was recorded in capital assets in 1998 based on the exchange amount (note 5).

         (c) Included in accounts payable is an amount due to the Chief Executive Officer in the amount of $27,200 (2000 - nil).

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


13.      BASIC EARNINGS (LOSS) PER SHARE

                                                                         SEPTEMBER            SEPTEMBER
                                                                           2001                  2000
                                                                             $                     $

         Basic earnings (loss) per share                                     0.00                  0.01
                                                                     -----------------------------------
                                                                     -----------------------------------

         Weighted average number of common shares outstanding           5,426,692            15,426,692
                                                                     -----------------------------------
                                                                     -----------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

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

         Lease security deposits are not current and in most cases have no defined maturity. The carrying value and the fair value of these deposits are assumed to be equal.

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

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

          GENERAL

          During the 3 month period ending September 30, 2001, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 38.4% of its Revenue from royalties, 22.9% from retail sales of corporately managed stores, 23.7% from supplier incentives, commissions and other, 4.3% from franchise activities, 10.7% from the sale of certain proprietary products.

          Revenue decreased $382,000 or 29.3% to $925,000 from $1,307,000 compared to the corresponding period in fiscal 2000. This was primarily the result of a decrease in the sales of the managed franchise stores.

          Cost and expenses decreased $194,000 or 17.7% to $902,000 from $1,096,000. This was primarily the result of a decrease in the expenses of the managed franchise stores.

          Consequently net income for the Quarter ended September 30, 2001 was $23,000 compared to $212,000 for the corresponding period in fiscal 2000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

          MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

          GENERAL (CONT'D)

          It is anticipated that 6 new locations will open in the last quarter of the fiscal year 2001.The Company's fiscal year end is the Saturday closest to June 30. The 2001 fiscal year end had 52 weeks. The fiscal year ending June 30, 2002 will include 52 weeks of operation.

          The Company successfully renegotiated supply agreements with its two major suppliers, The Quaker Oats Company of Canada, for bakery mixes, and Nestle Canada, for roasted coffee. Additionally, several smaller agreements were also renewed. It was decided to terminate an existing national distribution agreement for most of the company's products in favour of regional agreements. This decision has resulted in significantly improved service levels.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                                   FOR THE FISCAL QUARTER ENDED
                                                               SEPTEMBER 30            SEPTEMBER 30
                                                                   2001                    2000
                                                               (UNAUDITED)             (UNAUDITED)
            Net sales............................................100.0  %                 100.0  %
            Royalties.............................................38.4  %                  29.3  %
            Supplier incentives, commissions & other..............23.7  %                  21.1  %
            Sales of managed franchises stores....................22.9  %                  36.2  %
            Proprietary products..................................10.7  %                   9.3  %
            Construction revenues..................................0.0  %                   3.2  %
            Franchising............................................4.3  %                   0.8  %
            Head office and administration.......................(27.3) %                 (18.8) %
            Regional operations and Franchising..................(16.1) %                  (9.0) %
            Managed franchise stores.............................(27.7) %                 (34.6) %
            Proprietary products..................................(9.5) %                  (7.9) %
            Construction expenses..............................   (0.0) %                  (2.6) %
                                                               -----------------------------------

            E.B.I.T.D.A.........................................  19.4  %                  27.0  %

            Interest expense......................................(2.5) %                  (2.2) %
            Depreciation and amortization....................... (14.3) %                  (8.6) %
                                                                ----------------------------------

            Net Income........................................     2.6  %                  16.2  %
                                                                ----------------------------------
                                                                ----------------------------------


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

         Total revenue for the quarter ended September 30, 2001 decreased $382,000 or 29.3% to $925,000 from $1,307,000 for the same period last year. The decrease in revenue resulted primarily from:

         - The sales of managed franchises stores decreased $262,000 or 55.2% to $212,000 compared to $474,000 for the same period last year.

         - Royalty revenue decreased $28,000 or 7.3% to $355,000 compared to $383,000 for the same period last year.

         - Supplier incentives decreased $57,000 or 20.6% to $219,000 compared to $276,000 for the same period last year.

         - Franchising increased $28,000 or 265.9% to $39,000 compared to $11,000 for the same period last year.

         - Proprietary products revenues decreased $22,000 or 18.5% to $99,000 from $121,000 for the same period last year.

         Expenses for the quarter ended September 30, 2001 decreased $194,000 or 17.7% to $902,000 from $1,096,000 for the same period last year. The decrease in expenses relate to the following:

         - Cost associated with managed franchised stores decreased $196,000 or 43.4% to $256,000 compared to $452,000 for the same period last year.

         - Head Office and Administration cost increased $7,000 or 2.7% to $252,000 from $245,000 for the same period last year.

         - The cost of purchasing certain proprietary products for resale to distributors decreased $16,000 or 15.1% to $88,000 from $104,000 for the same period last year.

         - Depreciation and amortization increased $20,000 or 18.0% to $132,000 from $112,000 for the same period last year.

         - Interest expense decreased $6,000 or 21.4% to $23,000 from $29,000 for the same period last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000 (CONT'D)

         - Net income for the quarter ended September 30, 2001 was $23,000 compared to a net income of $212,000 for the same period last year.

         WORKING CAPITAL

         The working capital at the end of the period was $42,000 compared to a working capital of $313,000 for the same period last year.

         LIQUIDITY AND CASH FLOW

         During the quarter the operating outflow was $19,000 compared to an inflow of $134,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------


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

         Item 3     Defaults Upon Senior Securities                          -    None

         Item 4     Submission of Matters to a Vote of Securities            -    None
                    Holders

         Item 5     Other Information                                        -    None

         Item 6     Exhibits and Reports on Form 8-K                         -    None

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended September 30, 2001.

         The result of operation for the period ended September 30, 2001 are not necessarily indicative of the results of the entire year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                            AS AT SEPTEMBER 30, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

         -----------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TREATS INTERNATIONAL ENTERPRISES, INC.




         By: /s/ Paul J. Gibson                                November 20, 2001
            ------------------------------------
         Paul J. Gibson, Chief Executive Officer




         By: /s/ John A. Deknatel                              November 20, 2001
            ------------------------------------
         John A. Deknatel, Chief Operating Officer




         By: /s/ Francois Turcot                               November 20, 2001
            -------------------------------------
         Francois Turcot, Director of Finance