Form 10-Q
period 2001-12-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 2002-02-13
CIK 842906

                               [TREATS LOGO HERE]











                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                 (For The Three Months Ended December 31, 2001)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                        --------------------------------
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                -------------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

For the 3 months ended                                      Commission File No:
December 31, 2001                                                 0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                     --------------------------------------

State of jurisdiction:                                      I.R.S. Employer No:
       DELAWARE                                                  13-3495199

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

                                      YES
                                      ---

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                      Three months ended December 31, 2001



                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION

ITEM 1   Balance Sheet, December 31, 2001......................................1

         Statement of Income - December 31, 2001...............................2

         Statement of Cash Flows, December 31, 2001 ...........................3

         Statement of Stockholder's Equity.....................................4

         Notes to Financial Statements...................................5 to 16

ITEM 2   Management's Discussion and Analysis
           of the Statement of Income...................................17 to 21

PART II  Other Information - Items 1 to 6.....................................22

         Signatures...........................................................23

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                                DECEMBER 31            JUNE 30         DECEMBER 31       JUNE 30
                                             NOTE                  2001                  2001              2000           2000
                                                                (UNAUDITED)           (AUDITED)        (UNAUDITED)      (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       $                 $                 $                $

                                            ASSETS
CURRENT ASSETS
Cash                                                                      -            135,882           21,868          115,811
Accounts Receivable                                                 316,596            167,050          277,745          157,753
Prepaid Expenses                                                    188,959            147,741          236,443          292,381
Construction work in process                                        142,127            106,710          349,481          242,492
Current portion of notes receivable                                 189,340            173,302          170,000          159,289
                                                                 ---------------------------------------------------------------
                                                                    837,022            730,685        1,055,537          967,726

FRANCHISES HELD FOR RESALE                                                -                  -          279,265          265,049
NOTES  RECEIVABLE                              3                    963,838            823,470          873,211          717,362
CAPITAL ASSETS                                 5                  1,413,655          1,488,000        1,251,088        1,263,780
INVESTMENT IN PUBLIC COMPANY                   4                     45,735             45,735           45,735           45,735
FRANCHISE RIGHTS                               6                  2,550,000          2,720,000        2,890,000        3,060,000
                                                                 ---------------------------------------------------------------
                                                                  5,810,250          5,807,890        6,394,836        6,319,652
                                                                 ===============================================================

                                          LIABILITIES

CURRENT LIABILITIES
Bank Indebtedness                                                   108,898                  -                -                -
Accounts payable and accrued liabilities                            438,362            496,143          367,248          449,995
Current portion of long-term debt                                   239,469            238,436          373,630          396,930
                                                                 ---------------------------------------------------------------
                                                                    786,729            734,579          740,878          846,925
                                                                 ---------------------------------------------------------------

LONG-TERM DEBT                                 7                  2,911,408          3,053,465        3,254,217        3,431,947
LEASE SECURITY DEPOSITS                                             204,104            195,226          246,343          229,863
                                                                 ---------------------------------------------------------------
                                                                  3,902,241          3,983,270        4,241,438        4,508,735
                                                                 ---------------------------------------------------------------
CONTINGENCIES                                  8


                                      STOCKHOLDERS EQUITY
CAPITAL STOCK                                  9
Common:
  Authorized, 25,000,000 (2000 - 25,000,000) shares, par
      value U.S. $0.001
  Issued - 15,426,692 (2000 - 15,426,692) shares                     46,280             46,280           15,426           46,280
  Additional paid - in capital                                   15,636,020         15,636,020       15,666,874       15,636,020
                                                                 ---------------------------------------------------------------
                                                                 15,682,300         15,682,300       15,682,300       15,682,300
                                                                 ---------------------------------------------------------------
Deficit                                                         (13,774,291)       (13,857,680)     (13,528,902)     (13,871,383)
                                                                 ---------------------------------------------------------------
                                                                  1,908,009          1,824,620        2,153,398        1,810,917
                                                                 ---------------------------------------------------------------
                                                                  5,810,250          5,807,890        6,394,836        6,319,652
                                                                 ===============================================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                                 FOR THE FISCAL QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31          DECEMBER 31      DECEMBER 31       DECEMBER 31
                                            NOTE                   2001                2000             2001               2000
                                                               (UNAUDITED)          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES

Royalties                                                           413,478           382,671          768,804            816,426
Sales of managed franchise stores                                   262,027           319,762          474,239            793,643
Supplier Incentives, Commissions & Other                            163,490           200,697          382,566            476,491
Franchising                                                          31,657            41,271           70,742             51,954
Proprietary products                                                110,802           147,178          210,017            268,880
Construction revenues                                               126,290                 0          126,290             42,000
                                                                  ---------------------------------------------------------------

                                                                  1,107,744         1,091,579        2,032,658          2,449,394
                                                                  ---------------------------------------------------------------

COST AND EXPENSES

Head office and administration                                      429,071           291,174          830,816            704,855
Managed franchise stores                                            241,301           359,716          497,522            812,139
Proprietary products                                                102,682           124,557          190,871            228,431
Construction expenses                                               111,076                 0          111,076             34,500
Interest expense                                                     30,811            23,621           53,823             52,914
Depreciation and Amortization                                       132,732           161,891          265,161            274,074
                                                                  ---------------------------------------------------------------

                                                                  1,047,673           960,959        1,949,269          2,106,913
                                                                  ---------------------------------------------------------------


NET INCOME FOR THE PERIOD                                            60,071           130,620           83,389            342,481
                                                                  ===============================================================

Earnings per share                             13                       0.0              0.01              0.0               0.02
                                                                  ===============================================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                                 FOR THE FISCAL QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31          DECEMBER 31      DECEMBER 31        DECEMBER 31
                                                                   2001                2000             2001               2000
                                                               (UNAUDITED)          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                        60,071           130,620           83,389            342,481

Items not affecting cash:
-------------------------

     Depreciation & Amortization                                    132,732           161,891          265,161            274,074
Changes in non-cash operating working capital items                (109,682)          (64,099)        (283,962)          (253,790)
                                                                  ---------------------------------------------------------------
                                                                     83,121           228,412          (64,588)           362,765
                                                                  ---------------------------------------------------------------
FINANCING
Bank Indebtedness                                                   108,898                 0          108,898                  0
Repayment of Long-term debt                                         (73,090)         (110,582)        (141,024)          (201,030)
                                                                  ---------------------------------------------------------------
                                                                     35,808          (110,582)         (32,126)          (201,030)
                                                                  ---------------------------------------------------------------

INVESTING
Issue of notes receivable, net of repayments                       (111,322)         (134,389)        (156,406)          (166,560)
Purchase of capital assets                                          (14,726)          (87,283)         (20,816)           (91,382)
Security deposits                                                     7,119            20,710            8,878             16,480
Managed franchise stores held for resale                                  0                 0                0            (14,216)
                                                                  ---------------------------------------------------------------

                                                                   (118,929)         (200,962)        (168,344)          (255,678)
                                                                  ---------------------------------------------------------------

NET GENERATED CASH (OUTFLOW)                                             (0)          (83,132)        (135,882)           (93,943)

CASH POSITION, BEGINNING OF PERIOD                                        0           105,000          135,882            115,811
                                                                  ---------------------------------------------------------------

CASH POSITION, END OF PERIOD                                              0            21,868                0             21,868
                                                                  ===============================================================


                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)


                                ---PREFERRED SHARES---    --------------COMMON SHARES------------
                                  SHARES      AMOUNT          SHARES      1:3 REVERSE    AMOUNT           DEFICIT           TOTAL
                                                                          STOCK SPLIT
-----------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 1999          5,409,825    3,732,779        19,024,598    6,341,558   10,776,764       (13,700,207)        809,336

Conversion of preference
shares  into common shares    (5,409,825)   (3,732,77)       20,737,661    6,912,579    3,732,779                 0               0

Conversion of dividends
into common shares                     0            0         6,517,590    2,172,555    1,172,757                 0       1,172,757

Net income for the year                0            0                 0            0            0         1,001,581       1,001,581

Dividends                              0            0                 0            0            0        (1,172,757)     (1,172,757)
                              -----------------------------------------------------------------------------------------------------

Balance June 30, 2000                  0            0        46,279,849   15,426,692   15,682,300       (13,871,383)      1,810,917

Net income for the period              0            0                 0            0            0            13,703          13,703
                              -----------------------------------------------------------------------------------------------------

Balance June 30, 2001                  0            0        46,279,849   15,426,692   15,682,300       (13,857,680)      1,824,620

Net income for the period              0            0                 0            0            0            83,389          83,389
                              -----------------------------------------------------------------------------------------------------

Balance December 31, 2001              0            0        46,279,849   15,426,692   15,682,300       (13,774,291)      1,908,009
                              =====================================================================================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

         Treats International Enterprises, Inc. (the "Company"), incorporated under the laws of the state of Delaware, is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins and other specialty coffees as well as food and beverage products in retail stores using a system and methodology of marketing developed and designed by the Company and identified by the trademark TREATS. As at December 31, 2001, there are 105 retail units in Canada utilizing the Treats System. 100 of these units are owned and operated by franchisees; 5 are corporately managed.


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

                                                                     DECEMBER                     JUNE
                                                                       2001                       2001
                                                                         $                          $
         Notes receivable, net of allowance for doubtful
             accounts of nil (2000 - nil)                           1,153,856                    996,772
         Less current portion                                        (189,340)                  (173,302)
                                                                   --------------------------------------

                                                                      963,838                    823,470
                                                                   ======================================

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

5.       CAPITAL ASSETS

                                                                    ACCUMULATED
                                                      COST          AMORTIZATION          --- NET BOOK VALUE ---
                                                                                         DECEMBER             JUNE
                                                                                            2001              2001

         Land                                         457,885           N/A                457,885           457,885
         Building                                     625,000         109,375              515,625           531,250
         Furniture, fixtures and equipment            855,762         777,670               78,092            74,196
         Corporate owned stores reacquired
           from franchisees                           373,162          92,987              280,175           305,474
         Corporate owned stores equipment
           reacquired from franchisees                252,990         171,111               81,880           119,195
                                                    ----------------------------------------------------------------

                                                    2,564,800       1,151,143            1,413,656         1,488,000
                                                    ================================================================

6.       FRANCHISE RIGHTS



              Franchise rights                           3,400,000                   3,400,000
              Accumulated amortization                    (850,000)                   (680,000)
                                                         -------------------------------------
                                                         2,550,000                   2,720,000
                                                         =====================================


         The Company obtained an independent estimate of value from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, supporting a valuation of franchise rights in an amount in excess of carrying values.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

                                                                                                   DECEMBER               JUNE
7.       LONG-TERM DEBT                                                                              2001                 2001

                                                                                                       $                     $
         Business Development Bank of Canada
           Term loan, payable in 60 monthly instalments of $1,960 plus interest at 10.4%, due March 23, 2006, secured by a general security agreement, second mortgage on the land and building at 418 Preston
           Street, and a personal guarantee of up to 50% by one of the
           shareholders                                                                             99,960                111,720

         Appleford Capital Inc.
           Term loan, bearing interest at 0% per annum, payable $5,800 per annum in the first year, $78,000 in the next two years and the balance due
           May 2008, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the shares in
           subsidiary and associated companies (see note (a) below)                              1,115,662              1,118,863

         Riverdale Capital Group Inc.
           Term loan, bearing interest at 0% per annum, payable principal and interest of $74,100 to June 2002, $130,000 per annum, for the next three years and the balance due March 2008, secured by a general assignment of book debts and franchise rights, pledge of all the
           shares in subsidiary and associated companies (see note (b) below)                    1,042,692              1,086,542

         P. Murphy in trust
           Mortgage bearing interest at 7% payable in 26 bi-weekly instalments of $500 on interest and principal, to June 2002, 190 bi-weekly instalments of $1,000 on interest and principal, due October 2009, secured by land and building at 418 Preston Street, Ottawa, Ontario
           and a General Security Agreement                                                        149,045               151,094
                                                                                              ----------------------------------

       Carried forward                                                                           2,407,360             2,468,219


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

                                                                                                   DECEMBER               JUNE
7.       LONG-TERM DEBT (CONT'D)                                                                     2001                 2001

                                                                                                       $                     $
        Brought forward                                                                          2,407,360             2,468,219

        D. Crawford
           Term loan, repayable in 26 bi-weekly instalments of $500 of principal and interest at 10%, due June 2002, and 40 bi-weekly instalments of
           $1,000 of principal and interest, due January 2004, secured by a
           General Security Agreement                                                                41,457               45,773

        Bank of Nova Scotia
           Term loan unsecured, repayable in 9 monthly instalments of $774 plus
           interest at prime plus 2%, due March 9, 2002                                               2,321                6,963

        La Caisse Populaire St. Charles Ltee
           Mortgage, bearing interest at 8.5% per annum payable in 780 weekly instalments of $671 on interest and principal, due January 2016,
           secured by land and building at 418 Preston Street in Ottawa, Ontario                    289,444              295,004

        Other long-term debt
           Non-interest bearing, with various terms of repayment ending in 2005                      52,719               64,766

         Legal settlements, non-interest-bearing, payments of $104,000 annually,
           with various terms of payment ending in 2007                                             357,576              411,176
                                                                                              ----------------------------------

                                                                                                  3,150,877            3,291,901

        Less current portion                                                                      (239,469)             (238,436)
                                                                                              ----------------------------------

                                                                                                  2,911,408            3,053,465
                                                                                              ==================================


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

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


             Interest expense for the year related to long-term debt was $104,720 (2000 - $99,016, 1999 - $246,005).

             The minimum future principal repayments required over the next five years are as follows:

                                                                 $

                             2002                             239,469
                             2003                             354,356
                             2004                             345,575
                             2005                             345,995
                             2006                             304,014
                             Thereafter                     1,561,468
                                                            ---------
                                                            3,150,877
                                                            =========

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

                   Year ending June 30,                          $
                                   2002                      2,729,190
                                   2003                      2,345,486
                                   2004                      2,073,184
                                   2005                      1,667,675
                                   2006                      1,291,978
                                   Thereafter                1,767,143
                                                            ----------

                      Total minimum payments*               11,874,656
                                                            ==========

         * Minimum payments have not been reduced by minimum sublease rentals for $11,033,048 due in future under non-cancellable subleases.

                   Year ending June 30, 2002                     $

                   Minimum rentals                           2,729,190
                   Less: sublease rentals                   (2,550,384)
                                                             ---------
                                                               178,806
                                                             =========

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

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

         (c) Included in accounts payable is an amount due to the Chief Executive Officer in the amount of $45,488 (2000 - nil).

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

13.      BASIC EARNINGS (LOSS) PER SHARE

                                                                       DECEMBER              DECEMBER
                                                                         2001                  2000
                                                                           $                     $

         Basic earnings (loss) per share                                   0.00                  0.02
                                                                     ================================

         Weighted average number of common shares outstanding        15,426,692            15,426,692
                                                                     ================================

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

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

         The carrying amounts of certain long term debts do not approximate their fair value because they do not bear interest (notes 7 and 11
         (a)).

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

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

         GENERAL

         During the 3 month period ending December 31, 2001, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 37.3% of its Revenue from royalties, 23.7% from retail sales of corporately managed stores, 14.8% from supplier incentives, commissions and other, 2.9% from franchise activities, 10.0% from the sale of certain proprietary products, 11.4% from construction revenues.

         Revenue increased $16,000 or 1.5% to $1,108,000 from $1,092,000 compared to the corresponding period in fiscal 2000.

         Cost and expenses increased $87,000 or 9.0% to $1,048,000 from $961,000. This was primarily the result of an increase in the expenses of the construction expenses.

         Consequently net income for the Quarter ended December 31, 2001 was $60,000 compared to $130,000 for the corresponding period in fiscal 2000.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         GENERAL (CONT'D)

         It is anticipated that 3 new locations will be completely renovated in the third quarter of the fiscal year 2002.The Company's fiscal year end is the Saturday closest to June 30. The 2001 fiscal year end had 52 weeks. The fiscal year ending June 30, 2002 will include 52 weeks of operation.

         The Company successfully renegotiated supply agreements with its two major suppliers, The Quaker Oats Company of Canada, for bakery mixes, and Nestle Canada, for roasted coffee. Additionally, several smaller agreements were also renewed. The Company was successful in revising the distribution channels in Canada completing the change over of distributors prior to December 31, 2001.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                                              FOR THE FISCAL QUARTER ENDED
                                                                            DECEMBER 31              DECEMBER 31
                                                                                2001                     2000
                                                                            (UNAUDITED)              (UNAUDITED)

                  Net sales                                                    100.0 %                 100.0 %
                  Royalties                                                     37.3 %                  35.1 %
                  Supplier incentives, commissions & other                      14.8 %                  18.4 %
                  Sales of managed franchises stores                            23.7 %                  29.3 %
                  Proprietary products                                          10.0 %                  13.5 %
                  Construction revenues                                         11.4 %                   0.0 %
                  Franchising                                                    2.9 %                   3.8 %
                  Head office and administration                               (38.7)%                 (26.7)%
                  Managed franchise stores                                     (21.8)%                 (33.0)%
                  Proprietary products                                          (9.3)%                 (11.4)%
                  Construction expenses                                        (10.0)%                  (0.0)%
                                                                               -------------------------------

                  E.B.I.T.D.A.                                                  20.2 %                 28.96 %

                  Interest expense                                              (2.8)%                  (2.2)%
                  Depreciation and amortization                                (12.0)%                 (14.8)%
                                                                               -------------------------------

                  Net Income                                                     5.4 %                  12.0 %
                                                                               ===============================

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000

         Total revenue for the quarter ended December 31, 2001 increased $16,000 or 1.5% to $1,108,000 from $1,092,000 for the same period last year. The increase in revenue resulted primarily from:

         * The sales of managed franchises stores decreased $58,000 or 18.4% to $262,000 compared to $320,000 for the same period last year.

         * Royalty revenue increased $31,000 or 8.1% to $414,000 compared to $383,000 for the same period last year.

         * Supplier incentives decreased $37,000 or 18.5% to $163,000 compared to $200,000 for the same period last year.

         * Franchising decreased $10,000 or 23.3% to $32,000 compared to $42,000 for the same period last year.

         * Proprietary products revenues decreased $37,000 or 24.7% to $111,000 from $148,000 for the same period last year.

         *   Construction revenues were $126,000 for the period.

         Expenses for the quarter ended December 31, 2001 increased $87,000 or 9.0% to $1,048,000 from $1,096,000 for the same period last year. The decrease in expenses relate to the following:

         * Cost associated with managed franchised stores decreased $118,000 or 32.9% to $241,000 compared to $359,000 for the same period last year.

         * Head Office and Administration cost increased $137,000 or 47.4% to $429,000 from $292,000 for the same period last year.

         * The cost of purchasing certain proprietary products for resale to distributors decreased $22,000 or 17.6% to $103,000 from $125,000 for the same period last year.

         * Depreciation and amortization increased $29,000 or 18.0% to $133,000 from $162,000 for the same period last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

         * Interest expense increased $7,000 or 30.4% to $31,000 from $24,000 for the same period last year.

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000 (CONT'D)

         * Net income for the quarter ended December 31, 2001 was $60,000 compared to a net income of $130,000 for the same period last year.

         WORKING CAPITAL

         The working capital at the end of the period was $50,000 compared to a working capital of $314,000 for the same period last year.

         LIQUIDITY AND CASH FLOW

         During the quarter the operating outflow was $83,000 compared to an inflow of $228,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

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

         Item 3     Defaults Upon Senior Securities      - None

         Item 4     Submission of Matters to a
                    Vote of Securities Holders           - None

         Item 5     Other Information                    - None

         Item 6     Exhibits and Reports on Form 8-K     - One


         The Company filed one report on Form 8-K, on February 11, 2002, announcing that Riverdale Capital Group Inc., ("Riverdale") is the holder of a certain Debenture Agreement ("Debenture") between a wholly owned subsidiary of Treats International Enterprises, Inc. ("TIEI") and Riverdale. On January 10, 2002 Riverdale notified TIEI that it wishes, pursuant to the terms and conditions of the Debenture, to exercise its right to collect Royalties and Service Fees in the Province of Quebec, Canada, effective February 8, 2002.

         As required TIEI has notified its franchise owners that all Royalties and Service Fees must be paid to Riverdale.

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operation for the 3 months ended December 31, 2001.

         The result of operation for the period ended December 31, 2001 are not necessarily indicative of the results of the entire year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                             AS AT DECEMBER 31, 2001
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     TREATS INTERNATIONAL ENTERPRISES, INC.




         By: /s/ Paul J. Gibson                            February 13, 2002
            --------------------------------------
         Paul J. Gibson, Chief Executive Officer




         By: /s/ John A. Deknatel                          February 13, 2002
            ------------------------------------
         John A. Deknatel, Chief Operating Officer




         By: /s/ Francois Turcot                           February 13, 2002
             -------------------------------------
         Francois Turcot, Director of Finance