Form 10-Q
period 2002-03-31
TREATS INTERNATIONAL ENTERPRISES INC
filed 2002-06-11
CIK 842906

                                 [TREATS LOGO]






                     TREATS INTERNATIONAL ENTERPRISES, INC.

                                    FORM 10-Q

                           COMMISSION FILE NO: 0-21418

                   (For The Nine Months Ended March 31, 2002)

                                    Form 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 TO 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the 9 months ended                                       Commission File No:
March 31, 2002                                                      0-21418

                     TREATS INTERNATIONAL ENTERPRISES, INC.

State of jurisdiction:                                       I.R.S. Employer No:
   DELAWARE                                                       13-3495199

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

                                       YES
                                       ---

                     TREATS INTERNATIONAL ENTERPRISES, INC.


                                      10-Q

                        Nine months ended March 31, 2002



                                      INDEX

                                                                            PAGE
                                                                            ----
PART I            FINANCIAL INFORMATION

ITEM 1            Balance Sheet, March 31, 2002................................1

                  Statement of Income, March 31, 2002..........................2

                  Statement of Cash Flows, March 31, 2002 .....................3

                  Statement of Stockholder's Equity............................4

                  Notes to Financial Statements..........................5 to 16

ITEM 2            Management's Discussion and Analysis
                  of the Statement of Income............................17 to 21

PART II           Other Information - Items 1 to 6............................22

                  Signatures..................................................23

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                         (EXPRESSED IN CANADIAN DOLLARS)


                                                             MARCH 31         JUNE 30      MARCH 31       JUNE 30
                                          NOTE                 2002            2001          2001           2000
                                                            (UNAUDITED)      (AUDITED)    (UNAUDITED)     (AUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                                 $                $             $              $
                                         ASSETS
CURRENT ASSETS
Cash                                                               -           135,882.           -         115,811.
Accounts Receivable                                            452,828.        167,050.      353,451.       157,753.
Prepaid Expenses                                               253,420.        147,741.      375,812.       292,381.
Construction work in process                                    71,714.        106,710.      140,133.       242,492.
Current portion of notes receivable                            223,659.        173,302.      178,114.       159,289.
                                                            --------------------------------------------------------
                                                             1,001,621.        730,685.    1,047,511.       967,726.

FRANCHISES HELD FOR RESALE                                         -                -        234,232.       265,049.
NOTES  RECEIVABLE                              3               937,116.        823,470.      931,130.       717,362.
CAPITAL ASSETS                                 4             1,373,608.      1,488,000.    1,382,405.     1,263,780.
INVESTMENT IN PUBLIC COMPANY                                    45,735.         45,735.       45,735.        45,735.
FRANCHISE RIGHTS                               6             2,465,000.      2,720,000.    2,805,000.     3,060,000.
                                                            --------------------------------------------------------
                                                             5,823,080.      5,807,890.    6,446,012.     6,319,652.
                                                            ========================================================

                                          LIABILITIES

CURRENT LIABILITIES
Bank Indebtedness                                              111,319.             -        127,456.           -
Accounts payable and accrued liabilities                       531,305         496,143.      321,669.       449,995.
Current portion of long-term debt                              247,506.        238,436.      353,091.       396,930.
                                                            --------------------------------------------------------
                                                               890,130.        734,579.      802,216.       846,925.
                                                            --------------------------------------------------------
LONG-TERM DEBT                                 7             2,799,485.      3,053,465.    3,184,286.     3,431,947.
LEASE SECURITY DEPOSITS                                        215,685.        195,226.      252,437.       229,863.
                                                            --------------------------------------------------------
                                                             3,905,300.      3,983,270.    4,238,939.     4,508,735.
                                                            --------------------------------------------------------
CONTINGENCIES                                  9


                                      STOCKHOLDERS EQUITY
CAPITAL STOCK                                 10
Common:
  Authorized, 25,000,000 (2000 - 25,000,000) shares, par
      value U.S. $0.001
  Issued - 15,426,692 (2000 - 15,426,692) shares                46,280.         46,280.       46,280.        46,280.
                                                            --------------------------------------------------------
  Additional paid - in capital                              15,636,020.     15,636,020.   15,636,020.    15,636,020.
                                                            --------------------------------------------------------
                                                            15,682,300.     15,682,300.   15,682,300.    15,682,300.
                                                            --------------------------------------------------------
Deficit                                                    (13,764,520.)   (13,857,680.) (13,475,227.)  (13,871,383.)
                                                            --------------------------------------------------------
                                                             1,917,780       1,824,620.    2,207,073.     1,810,917.
                                                            --------------------------------------------------------
                                                             5,823,080.      5,807,890.    6,446,012.     6,319,652.
                                                            ========================================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                  FOR THE FISCAL QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                                   MARCH 31         MARCH 31          MARCH 31           MARCH 31
                                          NOTE      2002              2001              2002               2001
                                                 (UNAUDITED)       (UNAUDITED)      (UNAUDITED)         (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
REVENUES

Royalties                                           356,265.          322,091.       1,125,069.          1,494,518.
Sales of managed franchise stores                         0.          159,770.         474,239.            953,413.
Supplier Incentives, Commissions & Other            132,283.          255,727.         514,849.            732,218.
Franchising                                          33,617.           19,795.         104,359.             71,749.
Proprietary products                                100,261.          102,477.         310,278.            371,357.
Construction revenues                                     0.           33,000.         126,290.             75,000.
                                               --------------------------------------------------------------------

                                                    622,426.          892,860.       2,655,084.          3,698,255.
                                               --------------------------------------------------------------------
COST AND EXPENSES

Head office and administration                      371,833.          361,866.       1,202,649.          1,422,722.
Managed franchise stores                                  0.          198,763.         497,522.          1,010,902.
Proprietary products                                 85,531.           95,579.         276,402.            324,010.
Construction expenses                                     0.           12,000.         111,076.             46,500.
Interest expense                                     21,240.           25,013.          75,063.             77,927.
Depreciation and Amortization                       134,051.          145,964.         399,212.            420,038.
                                               --------------------------------------------------------------------
                                                    612,655.          839,185.       2,561,924.          3,302,099.
                                               --------------------------------------------------------------------
NET INCOME FOR THE PERIOD                             9,771.           53,675.          93,160.            396,156.
                                               ====================================================================
Earnings per share                   13                 0.0              0.01              0.0                0.02
                                               ====================================================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                         FOR THE FISCAL QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                                           MARCH 31          MARCH 31        MARCH 31            MARCH 31
                                                             2002              2001            2002                2001
                                                         (UNAUDITED)       (UNAUDITED)      (UNAUDITED)         (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Profit (Loss)                                                9,771.           53,675           93,160.            396,156.

ITEMS NOT AFFECTING CASH:

     Depreciation & Amortization                           134,051.          145,964.         399,212.            420,038.
Changes in non-cash operating working capital items        (37,337.)         (51,307.)       (321,299.)          (305,097.)
                                                        --------------------------------------------------------------------
                                                           106,485.          148,333.         171,073.            511,097.
                                                        --------------------------------------------------------------------
FINANCING
Bank Indebtedness                                            2,421.          127,456.         111,319.            127,456.
Repayment of Long-term debt                               (103,886.)         (90,470.)       (244,910.)          (291,500.)
                                                        --------------------------------------------------------------------
                                                          (101,465.)          36,986.        (133,591.)          (164,044.)
                                                        --------------------------------------------------------------------
INVESTING
Issue of notes receivable, net of repayments               (7,597.)          (66,033.)       (164,003.)          (232,593.)
Purchase of capital assets                                 (9,004.)         (192,281.)        (29,820.)          (283,663.)
Security deposits                                          11,581.             6,094.          20,459.             22,574.
Managed franchise stores held for resale                        0.            45,033.               0.            (30,817.)
                                                        --------------------------------------------------------------------
                                                           (5,020.)         (207,187.)       (173,364.)          (462,865.)
                                                        --------------------------------------------------------------------
NET GENERATED CASH (OUTFLOW)                                   (0.)          (21,868.)       (135,882.)          (115,811.)

CASH POSITION, BEGINNING OF PERIOD                              0.            21,868.         135,882.            115,811.
                                                        --------------------------------------------------------------------
CASH POSITION, END OF PERIOD                                    0.                 0.               0.                  0.
                                                        ====================================================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

                               ---PREFERRED SHARES---      --------------COMMON SHARES------------
                                 SHARES      AMOUNT            SHARES    1:3 REVERSE     AMOUNT           DEFICIT           TOTAL
                                                                       STOCK SPLIT
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999          5,409,825    3,732,779        19,024,598    6,341,558   10,776,764       (13,700,207)        809,336

Conversion of preference
shares  into common shares    (5,409,825)   (3,732,779)      20,737,661.   6,912,579    3,732,779                 0               0

Conversion of dividends
into common shares                     0            0         6,517,590    2,172,555    1,172,757                 0       1,172,757

Net income for the year                0            0                 0            0            0         1,001,581       1,001,581

Dividends                              0            0                 0            0            0        (1,172,757)     (1,172,757)
                              ------------------------------------------------------------------------------------------------------

Balance June 30, 2000                  0            0        46,279,849   15,426,692   15,682,300       (13,871,383)      1,810,917

Net income for the period              0            0                 0            0            0            13,703          13,703
                              ------------------------------------------------------------------------------------------------------

Balance June 30, 2001                  0            0        46,279,849   15,426,692   15,682,300       (13,857,680)      1,824,620

Net income for the period              0            0                 0            0            0            93,160          93,160
                              ------------------------------------------------------------------------------------------------------

Balance March 31, 2002                 0            0        46,279,849   15,426,692   15,682,300       (13,764,520)      1,917,780
                              ======================================================================================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

         Treats International Enterprises, Inc. (the "Company"), incorporated under the laws of the state of Delaware, is an international franchisor carrying on the business of selling the right to market the Treats System. The Treats System entails the preparation and sale of cookies, muffins and other specialty coffees as well as food and beverage products in retail stores using a system and methodology of marketing developed and designed by the Company and identified by the trademark TREATS. As at March 31, 2002, there are 104 retail units in Canada utilizing the Treats System. All of these units are owned and operated by franchisees.


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

                                                                      MARCH                      JUNE
                                                                       2002                      2001
                                                                         $                         $
         Notes receivable, net of allowance for doubtful
             accounts of nil (2001 - nil)                           1,160,775.                   996,772.
         Less current portion                                        (223,659.)                 (173,302.)
                                                                -----------------------------------------
                                                                      937,116.                   823,470.
                                                                =========================================


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

5.       CAPITAL ASSETS

                                                                               ACCUMULATED
                                                                    COST       AMORTIZATION              --- NET BOOK VALUE ---
                                                                                                        MARCH              JUNE
                                                                                                         2002              2001
         Land                                                      457,885.          N/A                457,885.          457,885.
         Building                                                  625,000.        117,187.             507,813.          531,250.
         Furniture, fixtures and equipment                         864,764.        787,600.              77,164.           74,196.
         Corporate owned stores reacquired
           from franchisees                                        373,162.        105,637.             267,525.          305,474.
         Corporate owned stores equipment
           reacquired from franchisees                             252,990.        189,769.              63,221.          119,195.
                                                                 -----------------------------------------------------------------
                                                                 2,573,800.      1,200,193.           1,373,608.        1,488,000.
                                                                 =================================================================


6.       FRANCHISE RIGHTS


              Franchise rights             3,400,000.              3,400,000.
              Accumulated amortization      (935,000.)              (680,000.)
                                           ----------------------------------
                                           2,465,000.              2,720,000.
                                           ==================================

         The Company obtained an independent estimate of value from Scott, Rankin, Gordon & Gardiner, Chartered Accountants, supporting a valuation of franchise rights in an amount in excess of carrying values.

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

7.       LONG-TERM DEBT

                                                                                       MARCH                  JUNE
                                                                                        2002                  2001
                                                                                          $                     $
         Business Development Bank of Canada
           Term loan, payable in 60 monthly instalments of $1,960 plus interest at 10.4%, due March 23, 2006, secured by a general security agreement, second mortgage on the land and building at 418 Preston
           Street, and a personal guarantee of up to 50% by one of the
           shareholders                                                                 94,080               111,720
         Appleford Capital Inc.
           Term loan, bearing interest at 0% per annum, payable $5,800 per annum in the first year, $78,000 in the next two years and the balance due
            May 2008, secured by a general security agreement, general assignment of book debts and franchise rights, pledge of all the
            shares in subsidiary and associated companies (see note (a) below)       1,115,662             1,118,863
         Riverdale Capital Group Inc.
           Term loan, bearing interest at 0% per annum, payable principal and interest of $74,100 to June 2002, $130,000 per annum, for the next three years and the balance due March 2008, secured by a general assignment of book debts and franchise rights, pledge of all the
           shares in subsidiary and associated companies (see note (b) below and     1,042,692             1,086,542
           Part I-Item 2 (General))
         P. Murphy in trust
           Mortgage bearing interest at 7% payable in 26 bi-weekly instalments of $500 on interest and principal, to June 2002, 190 bi-weekly instalments of $1,000 on interest and principal, due October 2009, secured by land and building at 418 Preston Street,
           Ottawa, Ontario and a General Security Agreement                            147,233               151,094
                                                                                    --------------------------------

       Carried forward                                                               2,407,360             2,468,219

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

7.       LONG-TERM DEBT (CONT'D)

                                                                                       MARCH                  JUNE
                                                                                        2002                  2001
                                                                                          $                     $
        Brought forward                                                               2,407,360             2,468,219

        D. Crawford
           Term loan, repayable in 26 bi-weekly instalments of $500 of principal and interest at 10%, due June 2002, and 40 bi-weekly instalments of $1,000 of principal and interest, due January 2004,
           secured by a General Security Agreement                                       39,392                45,773
        Bank of Nova Scotia
           Term loan unsecured, repayable in monthly instalments of $774 plus
           interest at prime plus 2%, due March 9, 2002                                       0                 6,963
        La Caisse Populaire St. Charles Ltee
           Mortgage, bearing interest at 8.5% per annum payable in 780 weekly instalments of $671 on interest and principal, due January 2016, secured by land and building at 418 Preston Street
           in Ottawa, Ontario                                                           286,096               295,004
        Other long-term debt
           Non-interest bearing, with various terms of
            repayment ending in 2005                                                     46,936                64,766
        Legal settlements, non-interest-bearing, payments
           of $104,000 annually, with various terms
           of payment ending in 2007                                                    330,776               411,176
                                                                                     --------------------------------
                                                                                      3,110,877             3,291,901

        Less current portion                                                           (239,469)             (238,436)
                                                                                     --------------------------------
                                                                                      2,911,408             3,053,465
                                                                                     ================================

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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
                                                                   ----------
                                                                      178,806
                                                                   ==========

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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


11.      RELATED PARTY TRANSACTIONS

         (a) On July 2, 2000, Riverdale Capital Group Inc., a corporation with 9% of its outstanding common shares owned by the Chief Executive Officer of the Company and 40% by family members of the Chief Executive Officer of the Company, amended the term of the term loan which became interest-free in prior years, interest of $16,117 for 2000 and nil for 1999 were paid to this Company. In addition, management fees of $25,000 were paid during the current year to this company (see Part I, Item 2 (General)).

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

         (c) Included in accounts payable is an amount due to the Chief Executive Officer in the amount of $34,488 (2000 - nil).

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


13.      BASIC EARNINGS (LOSS) PER SHARE

                                                                      MARCH           MARCH
                                                                       2002            2001
                                                                         $               $
         Basic earnings (loss) per share                                 0.00            0.00
                                                                  =============================
         Weighted average number of common shares outstanding      15,426,692      15,426,692
                                                                  =============================


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

                     TREATS INTERNATIONAL ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

         CREDIT RISKS

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable from franchisees. The Company sells its products to franchisees, at times extending credit for such sales. Exposure to losses on receivables is principally dependant on each franchisee's financial condition. The Company monitors its exposure for credit losses and maintains allowance for anticipated losses.


15.      COMPARATIVE FIGURES

         Prior year's figures have been reclassified to conform with the current year's presentation.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

          GENERAL

          During the 9 month period ending March 31, 2002, Treats International Enterprises, Inc. ("TIEI" or the "Company") through its wholly owned subsidiaries derived 57.2% of its Revenue from royalties, 0.0% from retail sales of corporately managed stores, 21.3% from supplier incentives, commissions and other, 5.4% from franchise activities, 16.1% from the sale of certain proprietary products, 0.0% from construction revenues.

          Revenue decreased $270,000 or 30.3% to $622,000 from $8922,000 compared to the corresponding period in fiscal 2001.

          Cost and expenses decreased $227,000 or 27.0% to $613,000 from $840,000. This was primarily the result of the Company's decision to sell the corporate stores.

          Consequently net income for the Quarter ended March 31, 2002 was $10,000 compared to $54,000 for the corresponding period in fiscal 2001.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

          MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

          GENERAL (CONT'D)

          It is anticipated that 3 new locations will be completely renovated in the fourth quarter of the fiscal year 2002. The Company's fiscal year end is the Saturday closest to June 30. The 2001 fiscal year end had 52 weeks. The fiscal year ending June 30, 2002 will include 52 weeks of operation.

          The Company successfully renegotiated supply agreements with its two major suppliers, The Quaker Oats Company of Canada, for bakery mixes, and Nestle Canada, for roasted coffee. Additionally, several smaller agreements were also renewed. The Company was successful in revising the distribution channels in Canada completing the change over of distributors prior to December 31, 2001.

          On January 10, 2002, Riverdale notified TIEI that it wishes, pursuant to the terms and conditions of the Debenture, to exercise its right to collect Royalties and Service Fees in the Province of Quebec, Canada, effective February 8, 2002. As required, TIEI has notified its franchise owners that all Royalties and Service Fees must be paid to Riverdale.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)


         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated certain items from the consolidated statement of income expressed as a percentage of net sales:

                                                                                            FOR THE FISCAL QUARTER ENDED
                                                                                          MARCH 31               MARCH 31
                                                                                            2002                   2001
                                                                                         (UNAUDITED)            (UNAUDITED)
                  Net sales...............................................................  100.0%                 100.0%
                  Royalties...............................................................   57.2%                  36.1%
                  Supplier incentives, commissions & other................................   21.3%                  28.6%
                  Sales of managed franchises stores......................................    0.0%                  17.9%
                  Proprietary products....................................................   16.1%                  11.5%
                  Construction revenues...................................................    0.0%                   3.7%
                  Franchising.............................................................    5.4%                   2.2%
                  Head office and administration..........................................   59.7%                  40.5%
                  Managed franchise stores................................................    0.0%                  22.3%
                  Proprietary products....................................................   13.7%                  10.7%
                  Construction expenses...................................................    0.0%                   1.3%
                                                                                            -----------------------------
                  E.B.I.T.D.A.............................................................   26.5%                  25.2%

                  Interest expense........................................................    3.4%                   2.8%
                  Depreciation and amortization...........................................   21.5%                  16.3%
                                                                                            -----------------------------
                  Net Income..............................................................    1.6%                   6.0%
                                                                                            =============================


                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         Total revenue for the quarter ended March 31, 2002 decreased $270,000 or 30.3% to $622,000 from $892,000 for the same period last year. The decrease in revenue resulted primarily from:

         * The sales of managed franchises stores decreased $160,000 to $0 compared to $160,000 for the same period last year. This was primarily the result of the sale of all corporate stores and the discontinuance of managed stores.

         * Royalty revenue increased $34,000 or 10.6% to $414,000 compared to $383,000 for the same period last year.

         * Supplier incentives decreased $123,000 or 48.3% to $134,000 compared to $257,000 for the same period last year.

         * Franchising increased $14,000 or 69.8% to $32,000 compared to $42,000 for the same period last year.

         * Proprietary products revenues decreased $2,000 or 2.2% to $100,000 from $102,000 for the same period last year.

         Expenses for the quarter ended March 31, 2002 decreased $227,000 or 27.0% to $613,000 from $840,000 for the same period last year. The decrease in expenses relate to the following:

         * Cost associated with managed franchised stores decreased $199,000 to $0 compared to $199,000 due to the sale of all corporate stores and the discontinuance of managed stores.

         * Head Office and Administration cost increased $10,000 or 2.8% to $372,000 from $362,000 for the same period last year.

         * The cost of purchasing certain proprietary products for resale to distributors decreased $10,000 or 10.5% to $85,000 from $95,000 for the same period last year.

         * Depreciation and amortization decreased $12,000 or 8.2% to $134,000 from $146,000 for the same period last year.

         * Interest expense decreased $4,000 or15.1% to $21,000 from $25,000 for the same period last year.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------

         MANAGEMENT DISCUSSION AND ANALYSIS (CONT'D)

         QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001 (CONT'D)

         * Net income for the quarter ended March 31, 2002 was $10,000 compared to a net income of $54,000 for the same period last year.


         WORKING CAPITAL

         The working capital at the end of the period was $111,000 compared to a working capital of $245,000 for the same period last year.


         LIQUIDITY AND CASH FLOW

         During the quarter the operating outflow was $106,000 compared to an inflow of $148,000 for the same quarter of the last fiscal year. This is the result of a decrease in non-cash operating working capital items.

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

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

         Item 5   Other Information                 -     None

         Item 6   Exhibits and Reports on Form 8-K  -     None

                     TREATS INTERNATIONAL ENTERPRISES, INC.

                              AS AT MARCH 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TREATS INTERNATIONAL ENTERPRISES, INC.




By: /s/ PAUL J. GIBSON                                             June 10, 2002
   --------------------------------------
Paul J. Gibson, Chief Executive Officer




By: /s/ JOHN A. DEKNATEL                                           June 10, 2002
   --------------------------------------
John A. Deknatel, Chief Operating Officer




By: /s/ FRANCOIS TURCOT                                            June 10, 2002
    -------------------------------------
Francois Turcot, Director of Finance